Form 10KSB
period 1996-12-31
ABF ENERGY CORP
filed 1997-04-15
CIK 354195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________ .

                         Commission File Number 0-10893

                                ABF ENERGY CORP.
                                ----------------
                 (Name of small business issuer in its charter)

               Delaware                                   13-3007167
    -------------------------------               --------------------------
    (State or other jurisdiction of               (IRS Employer I.D. Number)
     incorporation or organization)

                 120 Charlotte Place, Englewood Cliffs, NJ 07632
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number (201) 568-1554

Securities registered under Section 12(b) of the Exchange Act:
       Title of each class             Name of each exchange on which registered

              None                            None
---------------------------------      -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.00005 par value
                        ---------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year.  $13,500  .
                                                  -----------

As of March 18, 1997, 132,695,000 shares of the issuer's common stock was outstanding.
As of such date, the aggregate market value of the common stock held by non-affiliates was approximately -0-.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents have been incorporated by reference.

                                     PART I

Item 1.           Business

         ABF Energy Corp. (The "Company") was incorporated under the laws of the State of Delaware on June 29, 1981 to engage in oil and gas exploration, acquisition and development of oil and gas properties and the sale of oil and gas, if any, produced by these efforts. The Company is the successor to a New York corporation bearing the identical name organized on December 3, 1979 and merged into the Company on July 1, 1981. A wholly owned subsidiary, ABF Capital Corp., ("Capital") was incorporated under the laws of the State of Delaware on October 26, 1982 for the purpose of acquiring interests and leases, and acting as a drilling contractor. In addition, Capital owns 80% of the shares of Dry Transfer Decor Inc., a Delaware corporation which, in turn, is the successor to a New Jersey corporation having the same name which had been organized in 1978. During 1985, Dry Transfer issued a license for $75,000 and the assumption of certain liabilities by a third party. In addition, it is to receive a royalty on sales under the license agreement.

         The Company has discontinued active operations of its 80% owned subsidiary, Dry Transfer Decor, Inc. and does not expect to resume operations thereof, but has licensed a third party to sell the product under a royalty agreement. The licensee went out of business and no royalties have been received.

         Since 1986, the Company's oil and gas business has generally been inactive.

         Currently, management is attempting to locate a suitable acquisition or merger candidate to enhance shareholder value.

Item 2.           Properties

         The Company utilizes office space at 120 Charlotte Place, Englewood Cliffs, New Jersey leased by another company which allows the registrant use of the facility at no cost as part of their agreement.

Item 3.           Legal Proceedings

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the year ended December 31, 1996.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         No established trading market in the Company's common stock existed during the two years ended December 31, 1996.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Item 6.           Management's Discussion and Analysis

Results of Operations

         The Company's operations during 1996 and 1995 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for 1996 and 1995 was $13,500 and $38,813, respectively. General operating expenses of the Company totaled $36,464 in 1996 as compare to $38,891 in 1995. As a result, the Company reported losses from operations of $22,964 and $78 in 1996 and 1995, respectively.

         The Company does not anticipate realizing any significant revenues or conducting any material operations unless and until the Company consummates an acquisition or merger with an operating business at which time the Company's operating results are expected to reflect those of the business acquired or merged with. Until such time, the Company expects to incur certain ongoing expenses in connection with its search for a suitable merger or acquisition candidate.

Liquidity and Capital Resources

         The Company at December 31, 1996 had $1,317 in assets and liabilities consisting of certain accrued expenses and loans payable totaling $22,789.

Impact of Inflation

         Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.

Item 7.           Financial Statements

Index to Consolidated Financial Statements
                                                                        Page
                                                                        ------
Independent Auditors' Report                                             F-2
Consolidated Balance Sheets                                              F-3
Consolidated Statements of Operations                                    F-4
Consolidated Statement of Changes in Stockholders' Equity                F-5
Consolidated Statements of Cash Flows                                    F-6
Notes to Consolidated Financial Statements                              F-7-8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On January 7, 1997, the Company retained Feldman Radin & Co., P.C. as its independent auditors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

         The Directors, officers and key executives of the Company are set forth in the following table. The terms of Directors are for one year or until their successors are elected and qualify.

                               Served as
Name and Address       Age     Director Since    Position
------------------    ----    ---------------    -------------------------------

Adolph Weissman (1)    68         1979           Chairman of Board and President

Fred J. Miller (1)     54         1979           Secretary and Director

(1) Parents and Founders of the Company as that term is defined under the Securities Act of 1933, as amended.

Item 10.          Executive Compensation

         The Company has paid no compensation to its current President during the preceding three years.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 18, 1997 the number of shares of the Company's Common Stock beneficially owned, or as to which there was a right to acquire beneficial ownership within 60 days, by each beneficial owner known to own more than five percent of the Company's Common Stock, by each director, each executive officer and all directors, nominees for director and all executive officers, directors and nominees for director as a group.

Name and Address of                 Amount and Nature                           Title of         Percent
Beneficial Owner                    of Beneficial Ownership(1)                  Class            of Class
-------------------                 ---------------------------                 --------         --------

Adolph Weissman                     28,841,340                                  Common           18.9%
Fred J. Miller                      25,700,000                                  Common           16.8%

Officers and Directors
 as a group (2 persons)             54,541,340                                  Common           35.7%

(1) Unless noted otherwise, all shares indicated as beneficially owned are held of record by, and the right to vote and transfer such shares lies with the person indicated.

Item 12.          Certain Relationships and Related Transactions

         During 1996, Adolph Weissman loaned the Company $14,974. Such loan is non-interest bearing and is repayable on demand.

Item 13.          Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABF ENERGY CORP.

By:   /S/ ADOLPH WEISSMAN                         Dated:        4/15/97
      ------------------------------------                ----------------------
      Adolph Weissman
      Chairman of the Board and President



By:   /S/ FRED J. MILLER                          Dated:        4/15/97
      ------------------------------------                ----------------------
      Fred J. Miller
      Director and Secretary





         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /S/ ADOLPH WEISSMAN
      ----------------------------------------------------
      Adolph Weissman, Chairman of the Board and President

Date:      4/15/97
      ------------------

By:   /S/ FRED J. MILLER
      ------------------------------------------------
      Fred J. Miller, Secretary and Treasurer

Date:      4/15/97
      ------------------

                         ABF ENERGY CORP. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Auditors report on financial statements                                 F - 2

Balance sheet as of December 31, 1996                                   F - 3

Statements of operations for the years ended December 31,
         1996 and 1995                                                  F - 4

Statements of changes in stockholders' equity for the years
         ended December 31, 1996 and 1995                               F - 5

Statements of cash flows for the years ended December 31,
         1996 and 1995                                                  F - 6

Notes to financial statements                                           F - 7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of ABF Energy Corp. and Subsidiary
Englewood Cliffs, NJ

         We have audited the accompanying balance sheet of ABF Energy Corp. and Subsidiary as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the financial position of ABF Energy Corp. and Subsidiary as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


                                             By  / S / FELDMAN RADIN & CO., P.C.
                                             -----------------------------------
                                             Feldman Radin & Co., P.C.
                                             Certified Public Accountants

New York, New York
January 28, 1997

                                               ABF ENERGY CORP. AND SUBSIDIARY

                                                  CONSOLIDATED BALANCE SHEET

                                                       DECEMBER 31, 1996





                                                           ASSETS
CURRENT ASSETS:
     Cash                                                                                           $            1,317
                                                                                                      -----------------
         TOTAL CURRENT ASSETS                                                                       $            1,317
                                                                                                      =================




                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                                                    $              315
Loans payable                                                                                                   22,474
                                                                                                      -----------------
TOTAL CURRENT LIABILITIES                                                                                       22,789

STOCKHOLDERS' DEFICIT:
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000 issued                                                           7,609
     Paid-in capital                                                                                         1,770,693
     Accumulated deficit                                                                                    (1,798,800)
     Treasury stock, at cost, 19,480,000 shares                                                                   (974)
                                                                                                      -----------------
            TOTAL STOCKHOLDERS' DEFICIT                                                                        (21,472)
                                                                                                      -----------------

                                                                                                    $            1,317
                                                                                                      =================























                                              See notes to financial statements

                                              ABF ENERGY CORP. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                         For the Years Ended
                                                                                            December 31,
                                                                               ----------------------------------------
                                                                                     1996                   1995
                                                                               -----------------      -----------------

REVENUES:
     Royalties                                                               $           13,500     $           38,813


EXPENSES:
     General and administrative                                                          36,464                 38,891
                                                                               -----------------      -----------------

NET LOSS                                                                     $          (22,964)    $              (78)
                                                                               =================      =================

NET LOSS PER SHARE                                                           $            (0.00)    $            (0.00)
                                                                               =================      =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 132,695,000            132,695,000
                                                                               =================      =================































                                               See notes to financial statements

                                        ABF ENERGY CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                       Common Stock
                                -------------------------     Paid-In        Accumulated          Treasury Stock       Stockholders'
                                   Shares       Amount        Capital         Deficit         Shares         Cost         Equity
                                ------------  -----------   -------------   -------------  ------------   -----------  -------------

BALANCE - December 31, 1994     152,175,000  $     7,609   $   1,770,693   $ (1,775,758)    19,480,000   $    (974)   $       1,570

     Net loss                                                                       (78)                                        (78)
                                ------------  -----------   -------------   -------------  ------------   -----------  -------------

BALANCE - December 31, 1995     152,175,000        7,609       1,770,693     (1,775,836)    19,480,000        (974)           1,492

     Net loss                                                                   (22,964)                                    (22,964)
                                ------------  -----------   -------------   -------------  ------------   -----------  -------------

BALANCE - December 31, 1996     152,175,000  $     7,609   $   1,770,693   $ (1,798,800)    19,480,000   $    (974)   $     (21,472)
                                ============  ===========   =============   =============  ============   ===========  =============













                                              See notes to financial statements.

                                            ABF ENERGY CORP. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                         For the Years Ended
                                                                                            December 31,
                                                                               ----------------------------------------
                                                                                     1996                   1995
                                                                               -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net profit/(loss)                                                       $          (22,964)    $              (78)

     Changes in assets:
         Increase (decrease) in accounts payable                                            315              -
                                                                               -----------------      -----------------

     NET CASH PROVIDED FROM OPERATING ACTIVITIES                                        (22,649)                   (78)
                                                                               -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in loans payable                                            22,474              -
                                                                               -----------------      -----------------

NET INCREASE (DECREASE) IN CASH                                                            (175)                   (78)

CASH AT BEGINNING OF YEAR                                                                 1,492                  1,570
                                                                               -----------------      -----------------

CASH AT END OF YEAR                                                          $            1,317     $            1,492
                                                                               =================      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
         Interest                                                            $        -             $        -
                                                                               =================      =================
         Taxes                                                               $            3,175     $        -
                                                                               =================      =================




















                                          See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company was formed for the purpose of engaging in oil and gas exploration, the acquisition and development of oil and gas properties, and the sale of oil and gas produced by these efforts. The Company has also organized, sold and operated and acted as a General Partner in oil and gas limited partnerships. The Company discontinued all of its operations during 1985.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Net loss per share - Net loss per share is computed based upon the average of shares outstanding during the respective periods.

         (b) Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiary, ABF Capital Corp.("Capital"). All significant intercompany transactions have been eliminated.

2.       INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1996, the Company had net deferred tax assets of $630,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

         The following table illustrates the source and status of the Company's major deferred tax assets and (liabilities):

                  Net operating loss carryforward                     $ 630,000

                  Valuation allowance                                  (630,000)

                  Net deferred tax asset recorded                     $   -

         The Company has net operating loss carryforwards for tax purposes totaling $1,800,000 at December 31, 1996 expiring in the year 2002. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

3.       LOANS PAYABLE

         Loans payable consist of $14,974 due to stockholder and $7,500 due to an unrelated party, both of which are non-interest bearing advances and are payable on demand.

4.       ROYALTY INCOME

         In 1982 Capital entered into sub-lease and drilling agreements with two Limited Partnerships. Under the sub-lease agreements the Company was entitled to minimum annual royalty payments. The collections of approximately $6,000,000 of the minimum royalties were due in 1994 and were backed by liability assumption agreements signed by the Limited Partners. Revenues from minimum annual royalty agreements are recorded upon receipt. As of December 31, 1996, $143,502 of royalties have been collected.