Form 10QSB
period 1997-03-31
ABF ENERGY CORP
filed 1997-05-20
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-10893

                                ABF ENERGY CORP.
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                            13-3007167
       State or other jurisdiction of            I.R.S. Employer
        incorporation or organization          Identification No.

                 120 Charlotte Place, Englewood Cliffs, NJ 07632
               (Address of Principal Executive Office) (Zip Code)

                                  201-568-1554
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                         No

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of March 31, 1997 was 132,695,000 shares.



                         ABF ENERGY CORP. AND SUBSIDIARY

                                      INDEX

                                                                                                               Page
                                                                                                             Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheet - March 31, 1997............................................................  1

                  Consolidated Statement of Operations - For the Three Months Ended
                  March 31, 1997 and 1996................................................................................  2

                  Consolidated Statement of Cash Flows - For the Three Months Ended
                  March 31, 1997 and 1996................................................................................  3

                  Notes to Financial Statements..........................................................................  4

         Item 2.  Management's Discussion and Analysis...................................................................  5

PART II - OTHER INFORMATION..............................................................................................  6

SIGNATURES...............................................................................................................  7


















                         PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                                               March 31,
                                                                                                  1997
                                                                                           -------------------

                                                   ASSETS

CURRENT ASSETS:

 Cash                                                                                   $              4,976
                                                                                           ===================



                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                               $             10,315
     Loans payable                                                                                     22,474
                                                                                           -------------------
         TOTAL CURRENT LIABILITIES                                                                     32,789

STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000
       issued and outstanding                                                                           7,609
     Paid-in capital                                                                                1,770,693
     Accumulated deficit                                                                           (1,805,141)
     Treasury stock - at cost                                                                            (974)
                                                                                           -------------------
            TOTAL STOCKHOLDERS' EQUITY                                                                (27,813)
                                                                                           -------------------

                                                                                         $              4,976
                                                                                           ===================












                       See notes to financial statements.
                                       -1-

                        ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          1997            1996
                                                     ___________________________
REVENUES:
        Royalties                                 $       16,250  $       3,500
                                                     ___________________________

EXPENSES:

        General and administrative                        22,593          3,118
                                                     ___________________________
NET EARNINGS (LOSS)                               $       (6,343) $         382
                                                     ___________________________
NET EARNINGS (LOSS) PER SHARE                     $        (0.00) $        0.00
                                                     ___________________________
                                                     ___________________________
WEIGHTED AVERAGE SHARES OUTSTANDING                  132,695,000    132,695,000
























                       See notes to financial statements.
                                      -2-

                        ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                          1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings (loss)                         $       (6,343) $       382

        Changes in assets:
                Increase in accounts payable                10,000          -

CASH PROVIDED BY (USED IN) OPERATIONS                        3,657          382

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in note receivable                             -        (1,500)
                CASH FLOW FROM FINANCING ACTIVITIES             -        (1,500)

NET INCREASE (DECREASE) IN CASH                              3,657       (1,118)

CASH - BEGINNING OF PERIOD                                   1,317        1,503
                                                     ===========================
CASH - END OF PERIOD                                 $       4,974   $      385






























                       See notes to financial statements.
                                      -3-

                         ABF ENERGY CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position for the interim periods presented.

                  Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1996 contained in the Company's Annual Report on Form 10- KSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations during the three months ended March 31, 1997 and March 31, 1996 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the three months ended March 31, 1997 was $16,250 compared to $3,500 for the three months ended March 31, 1996. General and operating expenses of the Company totaled $22,593 and $3,118, for the quarters ended March 31, 1997 and 1996, respectively. This increase is due to an increase in the professional fees associated with collecting the minimum royalty payments. As a result, the Company reported losses from operations of $6,343 for the three months ended March 31, 1997 and earnings from operations of $382 for the comparable 1996 period.

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

Liquidity and Capital Resources

The Company, at March 31, 1997, had $4,976 in assets and liabilities consisting of certain accrued expenses and loans payable totaling $32,789.

Inflation

Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.

PART II - Other Information

Item 6.           Exhibit and Reports on form 8-K

         A.       Exhibits

                  None.

         B.       Report on Form 8-K

                  None.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ABF ENERGY CORP. AND SUBSIDIARY

By: /s/ Adolph Weissman                     Dated:   05/19/97
       Adolph Weissman
       Chairman of the Board and President

By: /s/ Fred J. Miller                      Dated:   05/19/97
       Fred J. Miller
       Director and Secretary