Form 10QSB
period 1997-06-30
ABF ENERGY CORP
filed 1997-08-14
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997

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

                  Yes  X                         No

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of June 30, 1997 was 132,695,000 shares.

                         ABF ENERGY CORP. AND SUBSIDIARY

                                      INDEX

                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Consolidated Balance Sheet - June 30, 1997.......................  1

           Consolidated Statement of Operations - For the Six and Three
           Months Ended June 30, 1997 and 1996..............................  2

           Consolidated Statement of Cash Flows - For the Six Months Ended
           June 30, 1997 and 1996...........................................  3

           Notes to Financial Statements....................................  4

         Item 2.  Management's Discussion and Analysis......................  5

PART II - OTHER INFORMATION.................................................  6

SIGNATURES..................................................................  7

PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                              June 30,
                                                                1997
                                                         ----------------

                         ASSETS

CURRENT ASSETS:
     Cash                                            $             829
                                                         ================



          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses           $          12,315
     Loans payable                                              22,474
                                                          ----------------
         TOTAL CURRENT LIABILITIES                              34,789

STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000
       issued and outstanding                                    7,609
     Paid-in capital                                         1,770,693
     Accumulated deficit                                    (1,811,288)
     Treasury stock - at cost                                     (974)
                                                           ----------------
         TOTAL STOCKHOLDERS' EQUITY                            (33,960)
                                                           ----------------

                                                     $             829
                                                           ================













                       See notes to financial statements.

ABF ENERGY CORP. AND SUBSIDIARY

                                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   (Unaudited)



                                                             Three Months Ended                        Six Months Ended
                                                                   June 30,                                 June 30,
                                                    ------------------------------------   ---------------------------------------
                                                            1997                1996               1997               1996
                                                      ----------------    ----------------   ----------------   ----------------

REVENUES:
     Royalties                                       $           2,000   $        -         $          18,250  $           3,500
                                                      ----------------    ----------------   ----------------   ----------------


EXPENSES:
     General and administrative                                   8,146                 862             30,738              3,980
                                                       ----------------    ----------------   ----------------   ----------------

NET EARNINGS (LOSS)                                  $           (6,146)  $            (862) $         (12,488) $            (480)
                                                       ================    ================   ================   ================

NET EARNINGS (LOSS) PER SHARE                        $            (0.00)  $            (0.0) $            (0.0) $           (0.00)
                                                       ================    ================   ================   ================

WEIGHTED AVERAGE SHARES OUTSTANDING                         132,695,000         132,695,000        132,695,000        132,695,000
                                                       ================    ================   ================   ================









                       See notes to financial statements.

ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                      Six Months Ended
                                                           June 30,
                                             -----------------------------------
                                                   1997               1996
                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                   $         (12,488) $            (480)

     Changes in assets:
         Increase in accounts payable                 12,000           -
                                             ----------------   ----------------

CASH PROVIDED BY (USED IN) OPERATIONS                   (488)              (480)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in note receivable                    -                      (900)
                                              ---------------   ----------------
         CASH FLOW FROM FINANCING ACTIVITIES        -                      (900)

NET INCREASE (DECREASE) IN CASH                         (488)            (1,380)

CASH - BEGINNING OF PERIOD                             1,317              1,503
                                             ----------------   ----------------

CASH - END OF PERIOD                       $             829  $             123
                                             ================   ================






























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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations during the six months ended June 30, 1997 and June 30, 1996 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the six months and three months ended June 30, 1997 was $18,250 and $2,000 compared to $3,500 and $0 for the six months and three months ended June 30, 1996. General and operating expenses of the Company totaled $30,738 and $3,980, for the six months ended June 30, 1997 and 1996, respectively. This increase is due to an increase in the professional fees associated with collecting the minimum royalty payments. As a result, the Company reported losses from operations of $12,488 for the six months ended June 30, 1997 and $480 for the comparable 1996 period.

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

Liquidity and Capital Resources

The Company, at June 30, 1997, had $829 in assets and liabilities consisting of certain accrued expenses and loans payable totaling $34,789.

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



ABF ENERGY CORP. AND SUBSIDIARY

By: /s/ Adolph Weissman                     Dated:   08/12/97
       Adolph Weissman
       Chairman of the Board and President

By: /s/ Fred J. Miller                      Dated:   08/12/97
       Fred J. Miller
       Director and Secretary