Form 10QSB
period 1997-09-30
ABF ENERGY CORP
filed 1997-11-12
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

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

                  Yes  X                         No

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of September 30, 1997 was 132,695,000 shares.




                                          ABF ENERGY CORP. AND SUBSIDIARY

                                                       INDEX

                                                                                                         Page
                                                                                                        Number

PART I - FINANCIAL INFORMATION:
         Item 1.  Financial Statements

                  Consolidated Balance Sheet - September 30, 1997..........................................  1

                  Consolidated Statement of Operations - For the Nine and Three
                  Months Ended September 30, 1997 and 1996.................................................  2

                  Consolidated Statement of Cash Flows - For the Nine Months Ended
                  September 30, 1997 and 1996..............................................................  3

                  Notes to Financial Statements............................................................  4

         Item 2.  Management's Discussion and Analysis.....................................................  5

PART II - OTHER INFORMATION................................................................................  6

SIGNATURES.................................................................................................  7


















                                         PART 1. FINANCIAL INFORMATION

                                         Item 1. Financial Statements

                                        ABF ENERGY CORP. AND SUBSIDIARY

                                          CONSOLIDATED BALANCE SHEET

                                                  (Unaudited)

                                                                                                September 30,
                                                                                                     1997
                                                                                               -----------------

                                                    ASSETS
CURRENT ASSETS:
     Cash                                                                                    $            4,196
                                                                                               =================



                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                   $           12,315
     Loans payable                                                                                       22,474
                                                                                               -----------------
         TOTAL CURRENT LIABILITIES                                                                       34,789

STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000
       issued and outstanding                                                                             7,609
     Paid-in capital                                                                                  1,770,693
     Accumulated deficit                                                                             (1,807,921)
     Treasury stock - at cost                                                                              (974)
                                                                                               -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                     (30,593)
                                                                                               -----------------

                                                                                             $            4,196
                                                                                               =================


                                      See notes to financial statements.
                                                      -1-


                                     ABF ENERGY CORP. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                (Unaudited)



                                                            Three Months Ended                         Nine Months Ended
                                                              September 30,                           September 30, 1997
                                                  ---------------------------------------    --------------------------------------
                                                        1997                  1996                 1997                 1996
                                                  ------------------    -----------------    -----------------    -----------------
REVENUES:
     Royalties                                   $            12,889   $        -           $           31,139   $            3,500
                                                  ------------------    -----------------    -----------------    -----------------


EXPENSES:
     General and administrative                               9,522            -                       40,260                3,980
                                                  ------------------    -----------------    -----------------    -----------------

NET EARNINGS (LOSS)                             $             3,367   $        -           $           (9,121)  $              (480)
                                                  ==================    =================    =================    =================

NET EARNINGS (LOSS) PER SHARE                   $              0.00   $             0.00   $            (0.00)  $             (0.00)
                                                  ==================    =================    =================    =================

WEIGHTED AVERAGE SHARES OUTSTANDING                      132,695,000          132,695,000          132,695,000          132,695,000
                                                  ==================    =================    =================    =================







                                                           See notes to financial statements.
                                                                           -2-





                                                  ABF ENERGY CORP. AND SUBSIDIARY

                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            (Unaudited)


                                                                                                       Nine Months ended
                                                                                                         September 30,
                                                                                             --------------------------------------
                                                                                                   1997                 1996
                                                                                             -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                                   $           (9,121)  $             (480)

     Changes in assets:
         Increase in accounts payable                                                                  12,000            -
                                                                                             -----------------    -----------------

CASH PROVIDED BY (USED IN) OPERATIONS                                                                   2,879                 (480)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in note receivable                                                                    -                         (900)
                                                                                             -----------------    -----------------
         CASH FLOW FROM FINANCING ACTIVITIES                                                        -                         (900)

NET INCREASE (DECREASE) IN CASH                                                                         2,879               (1,380)

CASH - BEGINNING OF PERIOD                                                                              1,317                1,503
                                                                                             -----------------    -----------------

CASH - END OF PERIOD                                                                       $            4,196   $              123
                                                                                             =================    =================
















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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations during the nine months ended September 30, 1997 and September 30, 1996 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the nine months and three months ended September 30, 1997 was $31,139 and $12,889 compared to $3,500 and $0 for the nine months and three months ended September 30, 1996. General and operating expenses of the Company totaled $40,260 and $3,980, for the nine months ended September 30, 1997 and 1996, respectively. This increase is due to an increase in the professional fees associated with collecting the minimum royalty payments. As a result, the Company reported losses from operations of $9,121 for the nine months ended September 30, 1997 and $480 for the comparable 1996 period.

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

Liquidity and Capital Resources

The Company, at SEPTEMBER 30, 1997, had $4,196 in assets and liabilities consisting of certain accrued expenses and loans payable totaling $34,789.

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



ABF ENERGY CORP. AND SUBSIDIARY

By: /s/ Adolph Weissman                     Dated:   11/12/97
       Adolph Weissman
       Chairman of the Board and President

By: /s/ Fred J. Miller                      Dated:   11/12/97
       Fred J. Miller
       Director and Secretary