Form 10KSB
period 1997-12-31
ABF ENERGY CORP
filed 1998-03-25
CIK 354195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required]

                       For the transition period from to .

                         Commission File Number 0-10893

                                ABF ENERGY CORP.
                 (Name of small business issuer in its charter)

             Delaware                                       13-3007167
(State or other jurisdiction of                       (IRS Employer I.D. Number)
 incorporation or organization)

                   2 Winthrop Lane, Scarsdale, New York 10583
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's Telephone Number (914) 725-5474

Securities registered under Section 12(b) of the Exchange Act:
   Title of each class              Name of each exchange on which registered

       None                                              None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.00005 par value
                                (Title of class)

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

Issuer's revenues for its most recent fiscal year.   $69,972     .

As of January 31, 1998, 132,695,000 shares of the issuer's common stock was outstanding.
As of such date, the aggregate market value of the common stock held by non-affiliates was approximately -0-.

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

Item 2.           Properties

         The Company utilizes office space at 2 Winthrop Lane, Scarsdale, New York, which is the residence of the President, at no cost.

Item 3.           Legal Proceedings

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the year ended December 31, 1997.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         No established trading market in the Company's common stock existed during the two years ended December 31, 1997.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Item 6.           Management's Discussion and Analysis

Results of Operations

         The Company's operations during 1997 and 1996 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for 1997 and 1996 was $69,972 and $13,500, respectively. General operating expenses of the Company totaled $59,261 in 1997 as compared to $36,464 in 1996. As a result, the Company reported income from operations of $10,711 and loss from operations of $22,964 in 1997 and 1996, respectively.

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

Liquidity and Capital Resources

         The Company at December 31, 1997 had $14,054 in assets and liabilities consisting of certain accrued expenses and loans payable totaling $24,815.

Impact of Inflation

         Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.

Item 7.           Financial Statements

Index to Consolidated Financial Statements
                                                                         Page
Independent Auditors' Report                                              F-2
Consolidated Balance Sheets                                               F-3
Consolidated Statements of Operations                                     F-4
Consolidated Statement of Changes in Stockholders' Equity                 F-5
Consolidated Statements of Cash Flows                                     F-6
Notes to Consolidated Financial Statements                                F-7-8

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

                                   Served as
Name and Address       Age     Director Since         Position

Adolph Weissman (1)    69         1979          Chairman of Board and President

Fred J. Miller (1)     55         1979          Secretary and Director

(1) Parents and Founders of the Company as that term is defined under the Securities Act of 1933, as amended.

Item 10.          Executive Compensation

         The Company has paid no compensation to its current President during the preceding three years.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of January 31, 1998 the number of shares of the Company's Common Stock beneficially owned, or as to which there was a right to acquire beneficial ownership within 60 days, by each beneficial owner known to own more than five percent of the Company's Common Stock, by each director, each executive officer and all directors, nominees for director and all executive officers, directors and nominees for director as a group.

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

Item 12.          Certain Relationships and Related Transactions

         During 1996, Adolph Weissman loaned the Company $14,974. Such loan was repaid during 1997.

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

                         ABF ENERGY CORP. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Auditors report on financial statements                                 F - 2

Balance sheet as of December 31, 1997                                   F - 3

Statements of operations for the years ended December 31,
         1997 and 1996                                                  F - 4

Statements of changes in stockholders' equity for the years
         ended December 31, 1997 and 1996                               F - 5

Statements of cash flows for the years ended December 31,
         1997 and 1996                                                  F - 6

Notes to financial statements                                           F - 7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of ABF Energy Corp. and Subsidiary
Englewood Cliffs, NJ

         We have audited the accompanying balance sheet of ABF Energy Corp. and Subsidiary as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the financial position of ABF Energy Corp. and Subsidiary as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



                                                   Certified Public Accountants
                                                   Feldman Radin & Co., P.C.

New York, New York
January 28, 1997

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997





                                     ASSETS

CURRENT ASSETS:
     Cash                                              $           14,054
                                                        -----------------
         TOTAL CURRENT ASSETS                          $           14,054
                                                        =================




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                  $           17,315
Loans payable                                                       7,500
                                                        -----------------
TOTAL CURRENT LIABILITIES                                          24,815

STOCKHOLDERS' DEFICIT:
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000 issued              7,609
     Paid-in capital                                            1,770,693
     Accumulated deficit                                       (1,788,089)
     Treasury stock, at cost, 19,480,000 shares                      (974)
                                                        -----------------
            TOTAL STOCKHOLDERS' DEFICIT                           (10,761)
                                                        -----------------

                                                       $           14,054
                                                        =================























                        See notes to financial statements

                        ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Year Ended
                                                      December 31,
                                       ----------------------------------------
                                              1997                   1996
                                       -----------------      -----------------

REVENUES:
     Royalties                         $          69,972     $           13,500


EXPENSES:
     General and administrative                   59,261                 36,464
                                       -----------------      -----------------

NET INCOME (LOSS)                      $          10,711     $          (22,964)
                                       =================      =================

NET INCOME (LOSS) PER SHARE            $        -             $        -
                                       =================      =================

WEIGHTED AVERAGE SHARES OUTSTANDING          132,695,000            132,695,000
                                       =================      =================































                        See notes to financial statements


                                                        ABF ENERGY CORP. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                        Common Stock
                                 --------------------------    Paid-In        Accumulated          Treasury Stock      Stockholders'
                                   Shares         Amount       Capital        Deficit           Shares        Cost      Equity
                                 ------------  ----------    ------------    --------------   ------------  ---------  ------------

BALANCE - December 31, 1995       152,175,000   $     7,609   $   1,770,693   $ (1,775,836)    19,480,000  $    (974) $      1,492

     Net loss                                                                      (22,964)                                (22,964)
                                 ------------    ----------    ------------  -------------    -----------   --------   -----------

BALANCE - December 31, 1996       152,175,000         7,609       1,770,693     (1,798,800)    19,480,000       (974)      (21,472)

     Net income                                                                     10,711                                  10,711
                                 ------------    ----------    ------------  -------------    -----------   --------   -----------

BALANCE - December 31, 1997       152,175,000   $     7,609   $   1,770,693  $  (1,788,089)    19,480,000  $    (974) $    (10,761)
                                 ============    ==========    ============  =============    ===========   ========   ===========


























                                                       See notes to financial statements.
                                                                      F-5


                        ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Year Ended
                                                                   December 31,
                                                     ----------------------------------------
                                                            1997                   1996
                                                     -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $           10,711     $          (22,964)

     Changes in assets:
         Increase (decrease) in accounts payable                 17,000                    315
                                                      -----------------      -----------------

     NET CASH PROVIDED FROM OPERATING ACTIVITIES                 27,711                (22,649)
                                                      -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in loans payable                   (14,974)                22,474
                                                      -----------------      -----------------

NET INCREASE (DECREASE) IN CASH                                  12,737                   (175)

CASH AT BEGINNING OF YEAR                                         1,317                  1,492
                                                      -----------------      -----------------

CASH AT END OF YEAR                                  $           14,054     $            1,317
                                                      =================      =================

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION
     Cash paid during the year for:
         Interest                                    $        -             $        -
                                                      =================      =================
         Taxes                                       $              401     $            3,175
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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Net income (loss) per share - Net loss per share is computed based upon the average of shares outstanding during the respective periods.

         (b) Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiary, ABF Capital Corp. ("Capital"). All significant intercompany transactions have been eliminated.

2.       INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1997, the Company had net deferred tax assets of $630,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

         The following table illustrates the source and status of the Company's major deferred tax assets and (liabilities):

                  Net operating loss carryforward                     $ 630,000

                  Valuation allowance                                  (630,000)

                  Net deferred tax asset recorded                     $      -
                                                                        =======

         The Company has net operating loss carryforwards for tax purposes totaling $1,800,000 at December 31, 1997 expiring in the year 2002. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

3.       LOANS PAYABLE

         Loans payable consist of $7,500 due to an unrelated party, which are non-interest bearing advances and are payable on demand.

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

ABF ENERGY CORP.

By: \S\Adolph Weissman                                         Dated:03/02/98
      Adolph Weissman
      Chairman of the Board and President



By: \S\Fred J. Miller                                          Dated:03/02/98
      Fred J. Miller
      Director and Secretary





         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:\S\Adolph Weissman
      Adolph Weissman, Chairman of the Board and President

Date:03/02/98


By:\S\Fred J. Miller
     Fred J. Miller, Secretary and Treasurer

Date:03/02/98