Form 10QSB
period 1998-03-31
ABF ENERGY CORP
filed 1998-05-08
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998

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

                   2 Winthrop Lane, Scarsdale, New York 10583
               (Address of Principal Executive Office) (Zip Code)

                                  914-725-5474
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                         No

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of March 31, 1998 was 132,695,000 shares.

                         ABF ENERGY CORP. AND SUBSIDIARY

                                      INDEX


PART I - FINANCIAL INFORMATION:

   Item 1.  Financial Statements

        Consolidated Balance Sheet - March 31, 1998.........................  1

        Consolidated Statement of Operations - For the Three Months Ended
        March 31, 1998 and 1997.............................................  2

        Consolidated Statement of Cash Flows - For the Three Months Ended
        March 31, 1998 and 1997.............................................  3

        Notes to Financial Statements.......................................  4

   Item 2.  Management's Discussion and Analysis............................  5

PART II - OTHER INFORMATION.................................................  6

SIGNATURES..................................................................  7

                         PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                   March 31,
                                                                     1998
                                                             -------------------

                                     ASSETS

CURRENT ASSETS:
     Cash                                                  $             22,658
                                                             ===================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                 $             23,315
     Loans payable                                                        7,500
                                                             -------------------
         TOTAL CURRENT LIABILITIES                                       30,815

STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000
       issued and outstanding                                             7,609
     Paid-in capital                                                  1,770,693
     Accumulated deficit                                             (1,785,485)
     Treasury stock - at cost                                              (974)
                                                             -------------------
            TOTAL STOCKHOLDERS' EQUITY                                   (8,157)
                                                             -------------------
                                                           $             22,658
                                                             ===================




                       See notes to financial statements.
                                       -1-

                        ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)



                                                     Three Months Ended
                                                         March 31,
                                          --------------------------------------
                                               1998                 1997
                                          ----------------   -------------------

REVENUES:
     Royalties                          $          19,433  $             16,250
                                          ----------------   -------------------


EXPENSES:
     General and administrative                    16,830                22,593
                                          ----------------   -------------------

NET EARNINGS (LOSS)                     $           2,603  $             (6,343)
                                          ================   ===================

NET EARNINGS (LOSS) PER SHARE           $            0.00  $               0.00
                                          ================   ===================

WEIGHTED AVERAGE SHARES OUTSTANDING           132,695,000           132,695,000
                                          ================   ===================






                       See notes to financial statements.
                                       -2-

                        ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                 Three Months Ended
                                                      March 31,
                                            ------------------------------------
                                                  1998                1997
                                            -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                  $            2,603   $         (6,343)

     Changes in assets:
         Increase in accounts payable                  6,000             10,000
                                             ----------------    ---------------

CASH PROVIDED BY (USED IN) OPERATIONS                  8,603              3,657

CASH - BEGINNING OF PERIOD                            14,055              1,317
                                             ----------------    ---------------

CASH - END OF PERIOD                      $           22,658   $          4,974
                                             ================    ===============




                       See notes to financial statements.
                                       -3-

                         ABF ENERGY CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of ABF Energy Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations during the three months ended March 31, 1998 and March 31, 1997 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the three months ended March 31, 1998 was $19,433 compared to $16,250 for the three months ended March 31, 1997. General and operating expenses of the Company totaled $16,830 and $22,593, for the quarters ended March 31, 1998 and 1997, respectively. As a result, the Company reported income from operations of $2,603 for the three months ended March 31, 1998 and a loss from operations of $6,343 for the comparable 1997 period.

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

Liquidity and Capital Resources

The Company, at March 31, 1998, had $22,658 in assets and liabilities consisting of certain accrued expenses and loans payable totaling $30,815.

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



ABF ENERGY CORP. AND SUBSIDIARY

By: /s/ Adolph Weissman                     Dated:   05/08/98
       Adolph Weissman
       Chairman of the Board and President

By: /s/ Fred J. Miller                      Dated:   05/08/98
       Fred J. Miller
       Director and Secretary