Form 10QSB
period 1998-06-30
ABF ENERGY CORP
filed 1998-08-04
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998

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

                  Yes  X                         No

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of June 30, 1998 was 132,695,000 shares.

                         ABF ENERGY CORP. AND SUBSIDIARY

                                      INDEX

                                                                                                               Page
                                                                                                             Number
PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheet - June 30, 1998....................................................  1

                  Consolidated Statement of Operations - For the Six Months Ended
                  June 30, 1998 and 1997........................................................................  2

                  Consolidated Statement of Cash Flows - For the Six Months Ended
                  June 30, 1998 and 1997........................................................................  3

                  Notes to Financial Statements.................................................................  4

         Item 2.  Management's Discussion and Analysis..........................................................  5

PART II - OTHER INFORMATION.....................................................................................  6

SIGNATURES......................................................................................................  7






                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                    June 30,
                                                                      1998
                                                            --------------------

                                     ASSETS

CURRENT ASSETS:
  Cash                                                    $              22,461
                                                            ====================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $              18,154
  Loans payable                                                           7,500
                                                            --------------------
      TOTAL CURRENT LIABILITIES                                          25,654

STOCKHOLDERS' EQUITY
  Common stock, $.00005 par value,
  authorized 200,000,000 shares: 152,175,000
    issued and outstanding                                                7,609
  Paid-in capital                                                     1,770,693
  Accumulated deficit                                                (1,780,521)
  Treasury stock - at cost                                                 (974)
                                                            --------------------
      TOTAL STOCKHOLDERS' EQUITY                                         (3,193)
                                                            --------------------

                                                          $              22,461
                                                            ====================



                       See notes to financial statements.

                                   ABF ENERGY CORP. AND SUBSIDIARY

                                CONSOLIDATED STATEMENT OF OPERATIONS

                                            (Unaudited)



                                                       Three Months Ended                            Six Months Ended
                                                            June 30,                                     June 30,
                                           -------------------------------------------   ------------------------------------------
                                                    1998                   1997                   1998                   1997
                                           --------------------   --------------------   -------------------    -------------------
REVENUES:
     Royalties                           $              29,045  $               2,000  $             48,478   $             18,250
                                           --------------------   --------------------   -------------------    -------------------


EXPENSES:
     General and administrative                         24,082                  8,146                40,912                 30,738
                                           --------------------   --------------------   -------------------    -------------------

NET EARNINGS (LOSS)                      $               4,963  $              (6,146) $              7,566   $            (12,488)
                                           ====================   ====================   ===================    ===================

NET EARNINGS (LOSS) PER SHARE            $                0.00  $                (0.0) $               0.00   $              (0.00)
                                           ====================   ====================   ===================    ===================

WEIGHTED AVERAGE SHARES OUTSTANDING                132,695,000            132,695,000           132,695,000            132,695,000
                                           ====================   ====================   ===================    ===================




                       See notes to financial statements.

                                     ABF ENERGY CORP. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                              (Unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                ------------------------------------------
                                                                                       1998                   1997
                                                                                --------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                      $               7,566  $            (12,488)

     Changes in assets:
         Increase in accounts payable                                                           841                12,000
                                                                                --------------------   -------------------

CASH PROVIDED BY (USED IN) OPERATIONS                                                         8,407                  (488)
                                                                                --------------------   -------------------

NET INCREASE (DECREASE) IN CASH                                                               8,407                  (488)

CASH - BEGINNING OF PERIOD                                                                   14,054                 1,317
                                                                                --------------------   -------------------

CASH - END OF PERIOD                                                          $              22,461  $                829
                                                                                ====================   ===================




                       See notes to financial statements.
                                       -3-

                         ABF ENERGY CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of ABF Energy Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations during the six months ended June 30, 1998 and June 30, 1997 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the six and three months ended June 30, 1998 were $48,478 and $29,045 compared to $18,250 and $2,000 for the six and three months ended June 30, 1997. General and operating expenses of the Company totaled $40,912 and $24,082, for the six and three months ended June 30, 1998 and $30,738 and $8,146 for the six and three months ended June 30, 1997. As a result, the Company reported income from operations of $7,566 and $4,963 for the six and three months ended June 30, 1998 and net loss from operations of $12,488 and $6,146 for the comparable 1997 periods.

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

Liquidity and Capital Resources

The Company, at June 30, 1998, had $22,461 in assets and liabilities consisting of certain accrued expenses and loans payable totaling $25,654.

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



ABF ENERGY CORP. AND SUBSIDIARY

By: /s/ Adolph Weissman                     Dated:   07/31/98
       Adolph Weissman
       Chairman of the Board and President

By: /s/ Fred J. Miller                      Dated:   07/31/98
       Fred J. Miller
       Director and Secretary