Form 10QSB
period 1998-10-30
ABF ENERGY CORP
filed 1998-11-13
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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

                  Yes  X                         No

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of September 30, 1998 was 132,695,000 shares.

                         ABF ENERGY CORP. AND SUBSIDIARY

                                      INDEX

                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Consolidated Balance Sheet - September 30, 1998.........................  1

    Consolidated Statement of Operations - For the Nine Months Ended
    September 30, 1998 and 1997.............................................  2

    Consolidated Statement of Cash Flows - For the Nine Months Ended
    September 30, 1998 and 1997.............................................  3

    Notes to Financial Statements...........................................  4

  Item 2.  Management's Discussion and Analysis.............................  5

PART II - OTHER INFORMATION.................................................  6

SIGNATURES..................................................................  7

                         PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                  September 30,
                                                                      1998
                                                               -----------------

                                     ASSETS

CURRENT ASSETS:
     Cash                                                    $           43,323
                                                               =================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $           17,965
     Loans payable                                                        7,500
                                                               -----------------
         TOTAL CURRENT LIABILITIES                                       25,465

STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000
       issued and outstanding                                             7,609
     Paid-in capital                                                  1,770,693
     Accumulated deficit                                             (1,759,470)
     Treasury stock - at cost, 19,480,000 shares                           (974)
                                                               -----------------
         TOTAL STOCKHOLDERS' EQUITY                                      17,858
                                                               -----------------

                                                             $           43,323
                                                               =================



                       See notes to financial statements.

                                   ABF ENERGY CORP. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENT OF OPERATIONS

                                              (Unaudited)



                                                              Three Months Ended                         Nine Months Ended
                                                                 September 30,                              September 30,
                                                   ---------------------------------------    --------------------------------------
                                                           1998                  1997                 1998                 1997
                                                   ------------------    -----------------    -----------------    -----------------
REVENUES:
     Royalties                                   $            45,447   $           12,889   $           93,925   $           31,139
                                                   ------------------    -----------------    -----------------    -----------------


EXPENSES:
     General and administrative                               24,395                9,522               65,307               40,260
                                                   ------------------    -----------------    -----------------    -----------------

NET EARNINGS (LOSS)                              $            21,052   $            3,367   $           28,618   $           (9,121)
                                                   ==================    =================    =================    =================

NET EARNINGS (LOSS) PER SHARE                    $              0.00   $             0.00   $             0.00   $             0.00
                                                   ==================    =================    =================    =================

WEIGHTED AVERAGE SHARES OUTSTANDING                      132,695,000          132,695,000          132,695,000          132,695,000
                                                   ==================    =================    =================    =================


                                      See notes to financial statements.
                                                   -2-

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                                                        Nine Months ended
                                                                                                          September 30,
                                                                                              --------------------------------------
                                                                                                   1998                 1997
                                                                                              -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                                    $           28,618   $           (9,121)

     Changes in assets:
         Increase in accounts payable                                                                      650               12,000
                                                                                              -----------------    -----------------

CASH PROVIDED BY (USED IN) OPERATIONS                                                                   29,268                2,879

CASH - BEGINNING OF PERIOD                                                                              14,055                1,317
                                                                                              -----------------    -----------------

CASH - END OF PERIOD                                                                        $           43,323   $            4,196
                                                                                              =================    =================


                       See notes to financial statements.
                                       -3-

                         ABF ENERGY CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of ABF Energy Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations during the nine months ended September 30, 1998 and September 30, 1997 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the nine and three months ended September 30, 1998 were $93,925 and $45,447 compared to $31,139 and $12,889 for the nine and three months ended September 30, 1997. General and operating expenses of the Company totaled $65,307 and $24,395, for the nine and three months ended
September 30, 1998 and $40,260 and $9,522 for the nine and three months ended September 30, 1997. As a result, the Company reported income from operations of $28,618 and $21,052 for the nine and three months ended September 30, 1998 and net loss from operations of $9,121 and net income of $3,367 for the comparable 1997 periods.

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

Liquidity and Capital Resources

The Company, at September 30, 1998, had $43,323 in assets and liabilities consisting of certain accrued expenses and loans payable totaling $25,465.

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



ABF ENERGY CORP. AND SUBSIDIARY

By: /s/ Adolph Weissman                     Dated:   11/05/98
       Adolph Weissman
       Chairman of the Board and President