Form 10KSB
period 1998-12-31
ABF ENERGY CORP
filed 1999-03-29
CIK 354195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [No Fee Required]

                       For the transition period from to .

                         Commission File Number 0-10893

                                ABF ENERGY CORP.
                 (Name of small business issuer in its charter)

                               Delaware 13-3007167
    (State or other jurisdiction of incorporation (IRS Employer I.D. Number)
                                or organization)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year.   $139,567     .

As of January 31, 1999, 132,695,000 shares of the issuer's common stock was outstanding.
As of such date, the aggregate market value of the common stock held by non-affiliates was approximately -0-.

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

Item 3.           Legal Proceedings

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the year ended December 31, 1998.

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         No established trading market in the Company's common stock existed during the two years ended December 31, 1998.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Item 6.           Management's Discussion and Analysis

Results of Operations

         The Company's operations during 1998 and 1997 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for 1998 and 1997 was $139,567 and $69,972, respectively. General operating expenses of the Company totaled $83,617 in 1998 as compared to $59,261 in 1997. As a result, the Company reported income from operations of $55,950 and $10,711 in 1998 and 1997, respectively.

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

Liquidity and Capital Resources

         The Company at December 31, 1998 had $55,394 in assets and liabilities consisting of certain accrued expenses totaling $10,205.

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

Item 10.          Executive Compensation

         During 1998, the Company paid compensation of $24,000 to its current President. The Company had not paid compensation to its current President during the two previous years.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of February 1, 1999 the number of shares of the Company's Common Stock beneficially owned, or as to which there was a right to acquire beneficial ownership within 60 days, by each beneficial owner known to own more than five percent of the Company's Common Stock, by each director, each executive officer and all directors, nominees for director and all executive officers, directors and nominees for director as a group.

Name and Address of         Amount and Nature         Title of         Percent
Beneficial Owner         of Beneficial Ownership(1)   Class            of Class

Adolph Weissman                     28,841,340        Common           18.9%
Ed Rose                             25,700,000        Common           16.8%

Officers and Directors
 as a group (2 persons)             54,541,340        Common           35.7%

(1) Unless noted otherwise, all shares indicated as beneficially owned are held of record by, and the right to vote and transfer such shares lies with the person indicated.

Item 12.          Certain Relationships and Related Transactions

         None.

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

                         ABF ENERGY CORP. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Auditors report on financial statements                                F - 2

Balance sheet as of December 31, 1998                                  F - 3

Statements of operations for the years ended December 31,
         1998 and 1997                                                 F - 4

Statements of changes in stockholders' equity for the years
         ended December 31, 1998 and 1997                              F - 5

Statements of cash flows for the years ended December 31,
         1998 and 1997                                                 F - 6

Notes to financial statements                                          F - 7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of ABF Energy Corp. and Subsidiary
Englewood Cliffs, NJ

         We have audited the accompanying balance sheet of ABF Energy Corp. and Subsidiary as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the financial position of ABF Energy Corp. and Subsidiary as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.



                                             Certified Public Accountants
                                             Feldman Sherb Ehrlich & Co., P.C.

New York, New York
February 2, 1999

                        ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                    ASSETS


CURRENT ASSETS:
     Cash                                                    $         55,394
                                                               ---------------
         TOTAL CURRENT ASSETS                                $         55,394
                                                               ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                         $       10,205
                                                                 --------------
TOTAL CURRENT LIABILITIES                                             10,205

STOCKHOLDERS' DEFICIT:
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000 issued                 7,609
     Paid-in capital                                               1,770,693
     Accumulated deficit                                          (1,732,139)
     Treasury stock, at cost, 19,480,000 shares                         (974)
                                                                --------------
            TOTAL STOCKHOLDERS' DEFICIT                               45,189
                                                                ---------------

                                                              $       55,394
                                                                ===============

                        See notes to financial statements

                      ABF ENERGY CORP. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended
                                                     December 31,
                                       ----------------------------------------
                                             1998                   1997
                                       -----------------      -----------------
REVENUES:
     Royalties                          $       139,567        $        69,972


EXPENSES:
     General and administrative                  83,617                 59,261
                                           -------------          -------------

NET INCOME (LOSS)                       $        55,950        $        10,711
                                           =============          =============

NET INCOME (LOSS) PER SHARE             $          -           $        -
                                           ==============         =============

WEIGHTED AVERAGE SHARES OUTSTANDING          132,695,000            132,695,000
                                           ==============         =============

                        See notes to financial statements


                         ABF ENERGY CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Common Stock           Paid-In       Accumulated        Treasury Stock        Stockholders'
                                ----------------------
                                 Shares         Amount       Capital        Deficit        Shares         Cost        Equity
                               -----------   -----------   ------------   -----------  -----------   ----------   --------------

BALANCE - December 31, 1996    152,175,000       7,609      1,770,693      (1,798,800)   19,480,000        (974)         (21,472)

     Net income                                                                10,711                                     10,711
                               ------------  -----------   ------------   ------------ ------------    ----------   -------------

BALANCE - December 31, 1997    152,175,000   $   7,609   $  1,770,693    $ (1,788,089)   19,480,000  $     (974)   $     (10,761)

     Net income                                                                55,950                                     55,950
                              ------------- -------------  -------------  ------------- ------------    ---------    ------------

BALANCE - December 31, 1998    152,175,000   $   7,609   $  1,770,693    $ (1,732,139)   19,480,000  $     (974)          45,189
                              =============  ============  =============   ============  ===========   ==========     ============




                       See notes to financial statements.
                                      F - 5

                      ABF ENERGY CORP. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Year Ended
                                                        December 31,
                                                --------------------------------
                                                     1998               1997
                                                --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $       55,950     $     10,711

 Changes in assets:
   Increase (decrease) in accounts payable             (7,110)          17,000
                                                    ----------       ----------

 NET CASH PROVIDED FROM OPERATING ACTIVITIES           48,840           27,711
                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in loans payable                  (7,500)         (14,974)
                                                   -----------        ---------

NET INCREASE (DECREASE) IN CASH                        41,340           12,737

CASH AT BEGINNING OF YEAR                              14,054            1,317
                                                   -----------        ----------

CASH AT END OF YEAR                           $        55,394     $     14,054
                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION
     Cash paid during the year for:
         Taxes                                $           359     $        401
                                                    ==========      ============

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

2.       INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1997, the Company had net deferred tax assets of $613,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

         The following table illustrates the source and status of the Company's major deferred tax assets and (liabilities):

                  Net operating loss carryforward                $ 613,000

                  Valuation allowance                             (613,000)

                  Net deferred tax asset recorded                $      -
                                                                   =======


         The differences between income taxes computed by applying the statutory federal income tax rate (35%) and income tax expense (benefit) in the consolidated financial statements are:

                                                 Years ended December 31,
                                                --------------------------
                                                     1998           1997
                                                   --------       -------

         Tax computed at statutory rate       $      19,600    $    3,800
         Tax benefit of net operating loss          (19,600)       (3,800)
                                                  ----------     ----------
                                              $         -      $        -
                                                 ===========     ===========



         The Company has net operating loss carryforwards for tax purposes totaling $1,750,000 at December 31, 1998 expiring in the year 2002. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

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

ABF ENERGY CORP.

By: ________________________________     Dated:_______________________________
    Adolph Weissman
    Chairman of the Board and President





         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:________________________________________________
   Adolph Weissman, Chairman of the Board and President

Date:________________________________