Form 10QSB
period 1999-03-31
ABF ENERGY CORP
filed 1999-05-13
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

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

                         ABF ENERGY CORP. AND SUBSIDIARY

                                      INDEX

                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Consolidated Balance Sheet - March 31, 1999........................  1

        Consolidated Statement of Operations - For the Three Months Ended
        March 31, 1999 and 1998............................................  2

        Consolidated Statement of Cash Flows - For the Three Months Ended
        March 31, 1999 and 1998............................................  3

        Notes to Financial Statements.....................................   4

  Item 2.  Management's Discussion and Analysis............................  5

PART II - OTHER INFORMATION................................................  6

SIGNATURES.................................................................  7

                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                                               March 31,
                                                                                                  1999
                                                                                           -------------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                                                $            103,231
                                                                                           ===================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                               $              9,960
                                                                                           -------------------
         TOTAL CURRENT LIABILITIES                                                                      9,960
                                                                                           -------------------

STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000
       issued and outstanding                                                                           7,609
     Paid-in capital                                                                                1,770,693
     Accumulated deficit                                                                           (1,684,057)
     Treasury stock - at cost                                                                            (974)
                                                                                           -------------------
            TOTAL STOCKHOLDERS' EQUITY                                                                 93,271
                                                                                           -------------------

                                                                                         $            103,231
                                                                                           ===================


                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)



                                                                                 Three Months Ended
                                                                                      March 31,
                                                                        --------------------------------------
                                                                             1999                 1998
                                                                        ----------------   -------------------
REVENUES:
     Royalties                                                        $          86,641  $             19,433
                                                                        ----------------   -------------------


EXPENSES:
     General and administrative                                                  38,560                16,830
                                                                        ----------------   -------------------

NET EARNINGS (LOSS)                                                   $          48,081  $              2,603
                                                                        ================   ===================

NET EARNINGS (LOSS) PER SHARE                                         $               0.0$                  0.00
                                                                        ================   ===================

WEIGHTED AVERAGE SHARES OUTSTANDING                                         132,695,000           132,695,000
                                                                        ================   ===================




                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                           ----------------------------------------
                                                                                                  1999                  1998
                                                                                           -------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                                 $             48,081   $            2,603

     Changes in assets:
         Decrease in accounts payable                                                                    (245)               6,000
                                                                                           -------------------    -----------------

CASH PROVIDED BY (USED IN) OPERATIONS                                                                  47,836                8,603

CASH - BEGINNING OF PERIOD                                                                             55,395               14,055
                                                                                           -------------------    -----------------

CASH - END OF PERIOD                                                                     $            103,231   $           22,658
                                                                                           ===================    =================




                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of ABF Energy Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations during the three months ended March 31, 1999 and March 31, 1998 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the three months ended March 31, 1999 was $86,641 compared to $19,433 for the three months ended March 31, 1998. General and operating expenses of the Company totaled $38,560 and $16,830, for the quarters ended March 31, 1999 and 1998, respectively. As a result, the Company reported income from operations of $48,081 for the three months ended March 31, 1999 and $2,603 for the comparable 1998 period.

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

Liquidity and Capital Resources

The Company, at March 31, 1999, had $103,231 in assets. Liabilities consisting of certain accrued expenses totaled $9,960.

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



ABF ENERGY CORP. AND SUBSIDIARY

By: /s/ Adolph Weissman                     Dated:   05/08/99
       Adolph Weissman
       Chairman of the Board and President