Form 10QSB
period 1999-03-30
ABF ENERGY CORP
filed 1999-08-12
CIK 354195

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

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

                  Yes  X                         No

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of June 30, 1999 was 132,695,000 shares.

                         ABF ENERGY CORP. AND SUBSIDIARY

                                      INDEX

                                                                         Page
                                                                        Number

PART I - FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Balance Sheet - June 30, 1999.......................  1

           Consolidated Statement of Operations - For the Six Months Ended
           June 30, 1999 and 1998...........................................  2

           Consolidated Statement of Cash Flows - For the Six Months Ended
           June 30, 1999 and 1998...........................................  3

           Notes to Financial Statements...................................   4

  Item 2.  Management's Discussion and Analysis.............................  5

PART II - OTHER INFORMATION.................................................  6

SIGNATURES..................................................................  7

                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                                                     June 30,
                                                                                                       1999
                                                                                                --------------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                                                     $              87,557
     Loan receivable                                                                                          2,500
                                                                                                --------------------
         TOTAL CURRENT ASSETS                                                                 $              90,057
                                                                                                ====================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                    $               9,960
                                                                                                --------------------
         TOTAL CURRENT LIABILITIES                                                                            9,960

STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 132,695,000
       issued and outstanding                                                                                 7,609
     Paid-in capital                                                                                      1,770,693
     Accumulated deficit                                                                                 (1,697,231)
     Treasury stock - at cost                                                                                  (974)
                                                                                                --------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                          80,097
                                                                                                --------------------

                                                                                              $              90,057
                                                                                                ====================

                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)



                                                        Three Months Ended                            Six Months Ended
                                                              June 30,                                     June 30,
                                            -------------------------------------------   ------------------------------------------
                                                 1999                   1998                   1999                   1998
                                            --------------------   --------------------   -------------------    -------------------
REVENUES:
     Royalties                             $               6,892  $              29,045  $             93,533   $            48,478
                                            --------------------   --------------------   -------------------    -------------------


EXPENSES:
     General and administrative                           20,066                 24,082                58,626                40,912
                                            --------------------   --------------------   -------------------    -------------------

NET EARNINGS (LOSS)                        $             (13,174) $               4,963  $             34,907   $             7,566
                                            ====================   ====================   ===================    ===================

NET EARNINGS (LOSS) PER SHARE              $                0.00  $                0.00  $               0.00   $              0.00
                                            ====================   ====================   ===================    ===================

WEIGHTED AVERAGE SHARES OUTSTANDING                 132,695,000            132,695,000           132,695,000            132,695,000
                                            ====================   ====================   ===================    ===================

                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                         ------------------------------------------
                                                                                                1999                   1998
                                                                                         --------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                      $              34,907  $              7,566
     Changes in assets:
         (Increase) in loan receivable                                                                (2,500)           -
         Increase/(decrease) in accounts payable                                                        (245)                  841
                                                                                         --------------------   -------------------

CASH PROVIDED BY OPERATIONS                                                                           32,162                 8,407
                                                                                         --------------------   -------------------

NET INCREASE IN CASH                                                                                  32,162                 8,407

CASH - BEGINNING OF PERIOD                                                                            55,395                14,054
                                                                                         --------------------   -------------------

CASH - END OF PERIOD                                                                   $              87,557  $             22,461
                                                                                         ====================   ===================


                       See notes to financial statements.
                                       -3-


                         ABF ENERGY CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of ABF Energy Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations during the six months ended June 30, 1999 and June 30, 1998 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the six and three months ended June 30, 1999 were $93,533 and $6,892 compared to $48,478 and $29,045 for the six and three months ended June 30, 1998. General and operating expenses of the Company totaled $58,626 and $20,066, for the six and three months ended June 30, 1999 and $40,912 and $24,082 for the six and three months ended June 30, 1998. As a result, the Company reported income from operations of $34,907 for the six months ended June 30, 1999 and a loss of $13,174 for the three months ended June 30, 1999 compared to income from operations of $7,566 and $4,963 for the comparable 1998 periods.

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

Liquidity and Capital Resources

The Company, at June 30, 1999, had $90,057 in assets. Liabilities consisting of certain accrued expenses totaled $9,960.

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



ABF ENERGY CORP. AND SUBSIDIARY

By: /s/ Adolph Weissman                     Dated:   07/26/99
       Adolph Weissman
       Chairman of the Board and President