Form 10QSB
period 1999-09-30
ABF ENERGY CORP
filed 1999-11-12
CIK 354195

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

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

                  YES  X                         NO

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of September 30, 1999 was 132,695,000 shares.

                         ABF ENERGY CORP. AND SUBSIDIARY

                                      INDEX

                                                                          Page

                                                                         NUMBER

PART I - FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Consolidated Balance Sheet - September 30, 1999 ................   1

          Consolidated Statement of Operations - For the Nine Months Ended

          September 30, 1999 and 1998 ....................................   2

          Consolidated Statement of Cash Flows - For the Nine Months Ended

          September 30, 1999 and 1998 ....................................   3

          Notes to Financial Statements ..................................   4

 Item 2.  Management's Discussion and Analysis ...........................   5

PART II - OTHER INFORMATION ..............................................   6

SIGNATURES ...............................................................   7

                                           PART 1. FINANCIAL INFORMATION

                                           Item 1. Financial Statements

                                          ABF ENERGY CORP. AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEET

                                                    (Unaudited)


                                                             September 30,
                                                                 1999
                                                          ------------------
                                     ASSETS
CURRENT ASSETS:
     Cash ................................................   $   124,402
     Loan receivable .....................................         7,250
                                                             -----------
TOTAL CURRENT ASSETS .....................................       131,652

FIXED ASSETS, net of accumulated depreciaton
     of $1,564 ...........................................        26,590

OTHER ASSETS .............................................         3,462
                                                             -----------
                                                             $   161,704
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses ...............   $     9,959
     Current portion of loan payable .....................         6,247
                                                             -----------
 TOTAL CURRENT LIABILITIES ...............................        16,206
                                                             -----------
LOAN PAYABLE .............................................        23,948
                                                             -----------
STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,175,000
     issued and outstanding ..............................         7,609
     Paid-in capital .....................................     1,770,693
     Accumulated deficit .................................    (1,655,778)
     Treasury stock - at cost, 19,480,000 shares .........          (974)
                                                             -----------
TOTAL STOCKHOLDERS' EQUITY ...............................       121,550
                                                             -----------
                                                             $   161,704
                                                             ===========


                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)



                                            Three Months Ended        Nine Months Ended
                                               September 30,               September 30,
                                      ---------------------------   ---------------------------
                                           1999          1998           1999           1998
                                      ------------   ------------   ------------   ------------
REVENUES:
     Royalties ....................   $     57,455   $     45,447   $    150,988   $     93,925
                                      ------------   ------------   ------------   ------------
EXPENSES:
     General and administrative ...         16,003         24,395         74,629         65,307
                                      ------------   ------------   ------------   ------------
NET EARNINGS ......................   $     41,452   $     21,052   $     76,359   $     28,618
                                      ============   ============   ============   ============
NET EARNINGS PER SHARE ............   $       0.00   $       0.00   $       0.00   $       0.00
                                      ============   ============   ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING    132,695,000    132,695,000    132,695,000    132,695,000
                                      ============   ============   ============   ============

                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                         Nine Months ended
                                                           September 30,
                                                     ----------------------
                                                        1999         1998
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ................................   $  76,359    $  28,618
     Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation ..........................       1,564         --

     Changes in assets and liabilities:
           Increase in loan receivable ...........      (7,250)        --
           (Decrease)/increase in accounts payable        (246)         650
                                                     ---------    ---------
CASH PROVIDED BY OPERATIONS ......................      70,427       29,268
                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of loan payable .....................      (1,420)        --
                                                     ---------    ---------
INCREASE IN CASH .................................      69,007       29,268

CASH - BEGINNING OF PERIOD .......................      55,395       14,055
                                                     ---------    ---------
CASH - END OF PERIOD .............................   $ 124,402    $  43,323
                                                     =========    =========


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's operations during the nine months ended September 30, 1999 and September 30, 1998 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the nine and three months ended September 30, 1999 were $150,988 and $57,455 compared to $93,925 and $45,447 for the nine and three months ended September 30, 1998. General and operating expenses of the Company totaled $74,629 and $16,003 for the nine and three months ended September 30, 1999 and $65,307 and $24,395 for the nine and three months ended September 30, 1998. As a result, the Company reported income from operations of $76,359 and $41,452 for the nine and three months ended September 30, 1999 compared to income from operations of $28,618 and $21,052 for the comparable 1998 periods.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company, at September 30, 1999, had $161,704 in assets. Liabilities consisting of certain accrued expenses totaled $40,154.

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

ABF ENERGY CORP. AND SUBSIDIARY

BY: /S/ ADOLPH WEISSMAN                     DATED:   10/28/99
------------------------
        Adolph Weissman
        Chairman of the Board and President