Form 10QSB/A
period 1999-09-30
ABF ENERGY CORP
filed 2000-03-13
CIK 354195

FORM 10-QSB/A

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

                  YES  X                         NO

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of September 30, 1999 was 132,790,800 shares.

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
     authorized 200,000,000 shares: 152,209,800
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
                                                             ===========


                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)



                                            Three Months Ended        Nine Months Ended
                                               September 30,               September 30,
                                      ---------------------------   ---------------------------
                                           1999          1998           1999           1998
                                      ------------   ------------   ------------   ------------
REVENUES:
     Royalties ....................   $     57,455   $     45,447   $    150,988   $     93,925
                                      ------------   ------------   ------------   ------------
EXPENSES:
     General and administrative ...         16,003         24,395         74,629         65,307
                                      ------------   ------------   ------------   ------------
NET EARNINGS ......................   $     41,452   $     21,052   $     76,359   $     28,618
                                      ============   ============   ============   ============
NET EARNINGS PER SHARE ............   $       0.00   $       0.00   $       0.00   $       0.00
                                      ============   ============   ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING    132,729,800    132,729,800    132,729,800    132,729,800
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