Form 10KSB
period 1999-12-31
ABF ENERGY CORP
filed 2000-04-12
CIK 354195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [No Fee Required]

                       For the transition period from to .

                         Commission File Number 0-10893

                                ABF ENERGY CORP.
                 (Name of small business issuer in its charter)

           Delaware                                        13-3007167
     ---------------------------                       -------------------
 (State or other jurisdiction of incorporation     (IRS Employer I.D. Number)
             or organization)

                   2 Winthrop Lane, Scarsdale, New York 10583
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number (914) 725-5474
                          --------------

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

Issuer's revenues for its most recent fiscal year.   $152,629     .

As of January 31, 2000, 132,729,800 shares of the issuer's common stock was outstanding.
As of such date, the aggregate market value of the common stock held by non-affiliates was approximately -0-.

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

Item 3.  Legal Proceedings

         None.
Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the year ended December 31, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         No established trading market in the Company's common stock existed during the two years ended December 31, 1999.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Item 6.  Management's Discussion and Analysis

Results of Operations

         The Company's operations during 1999 and 1998 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for 1999 and 1998 was $152,629 and $139,567, respectively. General operating expenses of the Company totaled $99,046 in 1999 as compared to $83,617 in 1998. As a result, the Company reported income from operations of $53,583 and $55,950 in 1999 and 1998, respectively.

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

Liquidity and Capital Resources

         The Company at December 31, 1999 had $139,568 in assets and liabilities consisting of certain accrued expenses and loan payable totaling $39,326.

Impact of Inflation

         Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger. Item 7. Financial Statements


Item 7.  Financial Statements





                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page

Auditors report on financial statements                               F - 2

Balance sheet as of December 31, 1999                                 F - 3

Statements of operations for the years ended December 31,
         1999 and 1998                                                F - 4

Statements of changes in stockholders' equity for the years
         ended December 31, 1999 and 1998                             F - 5

Statements of cash flows for the years ended December 31,
         1999 and 1998                                                F - 6

Notes to financial statements                                         F - 7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of ABF Energy Corp. and Subsidiary
Englewood Cliffs, NJ

         We have audited the accompanying balance sheet of ABF Energy Corp. and Subsidiary as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the financial position of ABF Energy Corp. and Subsidiary as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


                                           /s/Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants


New York, New York
February 2, 2000

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999




                                     ASSETS

CURRENT ASSETS:
     Cash                                                     $     7,242
     Marketable securities                                         95,050
     Loan receivable                                               12,250
                                                               -----------
         TOTAL CURRENT ASSETS                                     114,542

EQUIPMENT                                                         25,026
                                                               -----------

                                                              $  139,568
                                                               ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $    10,172
     Current portion of loan payable                                5,086
                                                               -----------
         TOTAL CURRENT LIABILITIES                                 15,258

LOAN PAYABLE                                                       20,928

STOCKHOLDERS' EQUITY:
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,209,800 issued              7,609
     Paid-in capital                                            1,770,693
     Treasury stock, at cost, 19,480,000 shares                      (974)
     Accumulated deficit                                       (1,677,009)
     Other comprehensive income                                     3,063
                                                               -----------
         TOTAL STOCKHOLDERS' EQUITY                               103,382
                                                               -----------
                                                              $   139,568
                                                               ===========











                        See notes to financial statements

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Year Ended
                                                            December 31,
                                                    ----------------------------
                                                        1999             1998
                                                    -------------  -------------

REVENUES:
     Royalties                                   $     152,629    $     139,567


EXPENSES:
     General and administrative                         99,046           83,617
                                                    -------------  -------------

INCOME BEFORE OTHER INCOME (EXPENSES)                   53,583           55,950
                                                    -------------  -------------

OTHER INCOME (EXPENSES):
     Dividend income                                     2,699             --
     Investment loss                                      (711)            --
     Interest expense                                     (442)            --
                                                    -------------  -------------
                                                         1,546             --
                                                    -------------  -------------

NET INCOME                                              55,129           55,950

COMPREHENSIVE GAIN - unrealized gain on investments      3,063             --
                                                    -------------  -------------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS      $     58,192    $      55,950
                                                    =============  =============

NET INCOME PER SHARE                              $        --     $        --
                                                    =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING                132,729,800      132,729,800
                                                   =============   =============




















                        See notes to financial statements

                         ABF ENERGY CORP. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                           Other
                                 Common Stock      Paid-In   Accumulated          Treasury Stock        Comprehensive  Stockholders'
                            --------------------
                                Shares    Amount   Capital     Deficit          Shares        Cost        Income          Equity
                            ------------ ------- ----------- ------------   -----------  ------------  --------------- -------------

BALANCE - December 31, 1997 152,209,800 $ 7,609  $1,770,693  $(1,788,088)    19,480,000   $   (974)    $    --          $   (10,760)

  Net income                     --        --         --          55,950           --           --          --               55,950
                            ----------- -------- -----------  -----------   -----------   -----------   -----------    -------------

BALANCE - December 31, 1998 152,209,800   7,609   1,770,693   (1,732,138)    19,480,000       (974)         --               45,190

  Net income                     --        --         --          55,129           --           --          --               55,129
  Other comprehensive income
  - unrealized gain on
    investments                  --        --         --           --              --           --         3,063              3,063
                            ----------- -------- -----------  -----------   -----------   -----------   -----------    -------------

BALANCE - December 31, 1999 152,209,800 $ 7,609  $1,770,693  $(1,677,009)    19,480,000   $   (974)    $   3,063        $   103,382
                             =========== ======= ===========  ===========   ===========   ===========   ===========    =============



























                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Year Ended
                                                               December 31,
                                                           ---------------------
                                                             1999        1998
                                                           ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 55,129    $ 55,950
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                              3,128        --

    Changes in assets:
    Increase in loans receivable                            (12,250)       --
    Decrease in accounts payable                                (33)     (7,110)
                                                            --------    --------

CASH PROVIDED BY OPERATIONS                                  45,974      48,840
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                         (91,988)       --
                                                            --------    --------
                                                            (91,988)       --
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in loans payable                                   --         (7,500)
  Payment of loan payable                                    (2,138)       --
                                                            --------    --------
                                                             (2,138)     (7,500)
                                                            --------    --------

NET (DECREASE)/INCREASE IN CASH                             (48,152)     41,340

CASH AT BEGINNING OF YEAR                                    55,394      14,054
                                                            --------    --------

CASH AT END OF YEAR                                        $  7,242    $ 55,394
                                                            ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Taxes                                                    $    359    $    359
                                                            ========    ========
  Interest                                                 $    240    $   --
                                                            ========    ========
  Purchase of equipment through loan payable               $ 28,154    $   --
                                                            ========    ========













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

          (c) Restatement - the Company has restated its number of shares of common stock issued and outstanding at December 31, 1998. This restatement had no impact on previously reported results of operations or stockholders' equity.

2.        INCOME TAXES

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1999, the Company had net deferred tax assets of $595,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

          The following table illustrates the source and status of the Company's major deferred tax assets and (liabilities):

                  Net operating loss carryforward             $ 595,000

                  Valuation allowance                          (595,000)
                                                               ---------

                  Net deferred tax asset recorded             $    -
                                                               =========

          The  differences   between  income  taxes  computed  by  applying  the
          statutory federal income tax rate (35%) and income tax expense (benefit) in the consolidated financial statements are:

                                                  Years ended December 31,
                                                    1999            1998
                                                    ----            ----
          Tax computed at statutory rate       $    20,500    $    19,600
          Tax benefit of net operating loss        (20,500)       (19,600)
                                                ------------   --------------
                                               $      -       $      -
                                                ============   ==============


          The Company has net operating loss carryforwards for tax purposes totaling $1,700,000 at December 31, 1999 expiring in the year 2002. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

3.        ROYALTY INCOME

          In 1982, Capital entered into sub-lease and drilling agreements with two Limited Partnerships. Under the sub-lease agreements the Company was entitled to minimum annual royalty payments. The collections of approximately $6,000,000 of the minimum royalties were due in 1994 and were backed by liability assumption agreements signed by the Limited Partners. Revenues from minimum annual royalty agreements are recorded upon receipt.

4.        LOAN RECEIVABLE

          The loan receivable represents an 10% interest bearing loans to a company that is affiliated to an officer/director of the Company.

5.        EQUIPMENT

          Equipment is stated at cost. Depreciation is provided over the estimated useful life of the equipment by the straight-line method. The following is a summary of equipment at December 31, 1999:

                                               Estimated Life        Cost
               Vehicle                            3 years          $28,154
               Accumulated depreciation                             (3,128)
                                                                 --------------
               Net book value                                      $25,026
                                                                 ==============

6.        LOAN PAYABLE

          The loan payable represents a loan collateralized by the vehicle. The loan bears interest at the rate of 4.90% per annum and is payable in monthly installments of $521 through September 2004. Principal payments through the next five years are as follows:

                   2000                             $5,086
                   2001                             $5,341
                   2002                             $5,608
                   2003                             $5,889
                   2004                             $4,089

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

         The Directors, officers and key executives of the Company are set forth in the following table. The terms of Directors are for one year or until their successors are elected and qualify.

                                    Served as
Name and Address           Age      Director Since   Position

Adolph Weissman (1)        71          1979          Chairman of Board
                                                     and President

(1) Parents and Founders of the Company as that term is defined under the Securities Act of 1933, as amended.

Item 10. Executive Compensation

         During 1999 and 1998, the Company paid compensation of $27,250 and $24,000, respectively, to its current President.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of February 1, 2000 the number of shares of the Company's Common Stock beneficially owned, or as to which there was a right to acquire beneficial ownership within 60 days, by each beneficial owner known to own more than five percent of the Company's Common Stock, by each director, each executive officer and all directors, nominees for director and all executive officers, directors and nominees for director as a group.

Name and Address of        Amount and Nature                  Title of Percent
Beneficial Owner           of Beneficial Ownership(1)         Class    of Class

Adolph Weissman            28,841,340                         Common   18.9%
Ed Rose                    33,170,000                         Common   21.8%

Officers and Directors
 as a group (2 persons)    62,011,340                         Common   40.7%

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

ABF ENERGY CORP.

By:
Dated:
      Adolph Weissman
      Chairman of the Board and President





         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
      Adolph Weissman, Chairman of the Board and President

Date: