Form 10QSB
period 2000-03-31
ABF ENERGY CORP
filed 2000-05-10
CIK 354195

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-10893

                                ABF ENERGY CORP.
                                ----------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                              13-3007167
          -----------------                        --------------
         State or other jurisdiction of            I.R.S. Employer
         incorporation or organization             Identification No.

                   2 Winthrop Lane, Scarsdale, New York 10583
                   ------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                  914-725-5474
                                  ------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                         No
                     ------

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of May 8, 2000 was 132,729,800 shares.

                         ABF ENERGY CORP. AND SUBSIDIARY
                         -------------------------------

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Balance Sheet - March 31, 2000 .....................   1

           Consolidated Statement of Operations - For the Three Months Ended
           March 31, 2000 ..................................................   2

           Consolidated Statement of Cash Flows - For the Three Months Ended
           March 31, 2000 ..................................................   3

           Notes to Financial Statements ...................................   4

  Item 2.  Management's Discussion and Analysis ............................   5

PART II - OTHER INFORMATION ................................................   6

SIGNATURES .................................................................   7

                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ABF ENERGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                       March 31,
                                                                         2000
                                                                     -----------

                                     ASSETS

CURRENT ASSETS:
     Cash .......................................................   $     4,830
     Marketable securities ......................................        80,710
     Loan receivable ............................................        13,250
                                                                     -----------
         TOTAL CURRENT ASSETS ...................................        98,790

EQUIPMENT .......................................................        22,680
                                                                     -----------

                                                                    $   121,470
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses ......................   $    10,273
     Current portion of loan payable ............................         5,086
                                                                     -----------
         TOTAL CURRENT LIABILITIES ..............................        15,359
                                                                     -----------

LOAN PAYABLE ....................................................        19,680
                                                                     -----------

STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 152,209,800 issued ..........         7,609
     Paid-in capital ............................................     1,770,693
     Treasury stock; at cost, 19,480,000 shares .................          (974)
     Accumulated deficit ........................................    (1,690,897)
                                                                     -----------
         TOTAL STOCKHOLDERS' EQUITY ....                                 86,431
                                                                     -----------

                                                                    $   121,470
                                                                     ===========











                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)



                                               Three Months Ended
                                                    March 31,
                                    -----------------------------------
                                             2000                1999
                                    ----------------    ---------------

REVENUES:
     Royalties ......................   $       3,144    $      86,641


EXPENSES:
     General and administrative .....          20,441           38,560
                                        -------------    -------------

INCOME BEFORE OTHER INCOME (EXPENSES)         (17,297)          48,081
                                        -------------    -------------

OTHER INCOME (EXPENSES):
     Dividend income ................             660             --
     Interest expense ...............            (314)            --
                                        -------------    -------------
                                                  346             --
                                        -------------    -------------

NET EARNINGS (LOSS) .................   $     (16,951)   $      48,081
                                        =============    =============

NET EARNINGS (LOSS) PER SHARE .......   $        --      $        --
                                        =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING .     132,729,800      132,729,800
                                        =============    =============
























                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                             ------------------------------
                                                     2000         1999
                                             ----------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss) ......................   $ (16,951)   $  48,081
     Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation ..................       2,346         --

     Changes in assets:
         Decrease in loan receivable ..........      (1,000)        --
         Decrease in accounts payable .........         101         (245)
                                                  ---------    ---------

CASH PROVIDED BY (USED IN) OPERATIONS .........     (15,504)      47,836

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in marketable securities ........      14,340         --
                                                  ---------    ---------
                                                     14,340         --
                                                  ---------    ---------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
     Payment of loan payable ..................      (1,248)        --
                                                  ---------    ---------
                                                     (1,248)        --
                                                  ---------    ---------

NET DECREASE IN CASH ..........................      (2,412)      47,836

CASH - BEGINNING OF PERIOD ....................       7,242       55,395
                                                  ---------    ---------

CASH - END OF PERIOD ..........................   $   4,830    $ 103,231
                                                  =========    =========

















                       See notes to financial statements.

                         ABF ENERGY CORP. AND SUBSIDIARY
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of ABF Energy Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

Results of Operations

The Company's operations during the three months ended March 31, 2000 consisted solely of collecting minimum royalty payments due to the Company. Royalty income for the three months ended March 31, 2000 were $3,144 compared to $86,641 for the three months ended March 31, 1999. General and operating expenses of the Company totaled $20,441 for the three months ended March 31, 2000 and $38,560 for the three months ended March 31, 1999. As a result, the Company reported a loss from operations of $17,297 for the three months ended March 31, 2000 compared to income from operations of $48,081 for the comparable 1999 period.

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

Liquidity and Capital Resources

The Company, at March 31, 2000, had $121,470 in assets. Liabilities consisting of certain accrued expenses totaled $35,039.

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



ABF ENERGY CORP. AND SUBSIDIARY

By: /s/ Adolph Weissman                     Dated:   05/10/00
    -------------------                           -----------
       Adolph Weissman
       Chairman of the Board and President