Form 10QSB
period 2000-06-30
CROWN JEWEL RESOURCES CORP
filed 2000-08-14
CIK 354195

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 2000

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-10893

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                   ------------------------------------------
                           (FORMERLY ABF ENERGY CORP.)
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                              13-3007167
          -----------------                        --------------
         State or other jurisdiction of            I.R.S. Employer
         incorporation or organization             Identification No.

                   805 Third Avenue, New York, NY 10022
                   ------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                  212-593-3100
                                  ------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                         No
                     ------

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of August 10, 2000 was 22,955,796 shares.

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                           (FORMERLY ABF ENERGY CORP.)


                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Balance Sheet - June 30, 2000 ......................   1

           Consolidated Statement of Operations - For the Six Months Ended
           June 30, 2000 ...................................................   2

           Consolidated Statement of Cash Flows - For the Six Months Ended
           June 30, 2000 ...................................................   3

           Notes to Financial Statements ................................... 4-5

  Item 2.  Management's Discussion and Analysis ............................   6

PART II - OTHER INFORMATION ................................................   7

SIGNATURES .................................................................   8

                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                          (FORMERLY "ABF ENERGY CORP.")

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                        June 30,
                                                                         2000
                                                                     -----------

                                     ASSETS

CURRENT ASSETS:
     Cash .......................................................   $    30,263
     Marketable securities ......................................        29,979
     Loan receivable ............................................        13,250
                                                                     -----------
         TOTAL CURRENT ASSETS ...................................        73,492

MACHINERY AND EQUIPMENT, net ....................................     2,020,334

BUILDING - PTION TO ACQUIRE .....................................     1,100,000

INTANGIBLE ASSETS ...............................................     2,325,125
                                                                     -----------

                                                                    $ 5,518,951
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses ......................   $    10,287
     Current portion of loan payable ............................         5,341
                                                                     -----------
         TOTAL CURRENT LIABILITIES ..............................        15,628
                                                                     -----------

LOAN PAYABLE ....................................................        17,736


STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 22,955,796
     issued and outstanding .....................................         1,148
     Paid-in capital ............................................     7,409,305
     Treasury stock; at cost, 19,480,000 shares .................    (1,897,048)
     Accumulated deficit ........................................       (27,818)
                                                                     -----------
         TOTAL STOCKHOLDERS' EQUITY .............................     5,485,587
                                                                     -----------

                                                                    $ 5,518,951
                                                                     ===========











                       See notes to financial statements.

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                          (FORMERLY "ABF ENERGY CORP.")

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)



                                                                           Three Months Ended                  Six Months Ended
                                                                                June 30,                            June 30,
                                                                 ----------------------------------     ----------------------------
                                                                      2000                1999               2000             1999
                                                                 ---------------     --------------     -----------      -----------

REVENUES:
     Royalties                                                  $        35,000     $       6,892      $    38,144      $     93,533
                                                                 ---------------     --------------     -----------      -----------

EXPENSES:
     General and administrative                                          29,845            20,066           50,286            58,626
     Non-cash compensation                                              208,000              -             208,000             -
                                                                 ---------------     --------------   -------------      -----------
                                                                        237,845            20,066          258,286            58,626
                                                                 ---------------     --------------   -------------      -----------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                            (202,845)          (13,174)        (220,142)           34,907

OTHER INCOME (EXPENSE):
     Dividend income                                                        150              -                 810             -
     Interest expense                                                      (393)             -                (707)            -
                                                                 ---------------     --------------    ------------      -----------
                                                                           (243)             -                 103             -
                                                                 ---------------     --------------    ------------      -----------

NET INCOME (LOSS)                                                      (203,088)          (13,174)        (220,039)           34,907

COMPREHENSIVE LOSS - unrealized loss on investments                      27,818              -              27,818             -
                                                                 ---------------     -------------     ------------      -----------

NET INCOME (LOSS) APPLICABLE TO
     COMMON SHAREHOLDERS                                        $      (230,906)    $     (13,174)    $   (247,857)     $     34,907
                                                                 ===============     ==============    ============      ===========

NET EARNINGS (LOSS) PER SHARE - basic and diluted               $         (0.02)    $       (0.01)    $      (0.05)     $       0.03
                                                                 ===============     ==============    ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                   8,230,589         1,217,678        4,724,133         1,217,678
                                                                 ===============     ==============    ============      ===========























                       See notes to financial statements.

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                          (FORMERLY "ABF ENERGY CORP.")

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                      Six Months Ended
                                                           June 30,
                                             ------------------------------
                                                     2000         1999
                                             ----------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss) ......................   $(220,039)   $  34,907
     Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
              Depreciation ....................       4,692         --
              Common stock issued for services.     208,000         --

     Changes in liabilities:
         Increase in accounts payable .........         115         (245)
                                                  ---------    ---------

CASH PROVIDED BY (USED IN) OPERATIONS .........      (7,232)      34,662

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in marketable securities ........      34,190         --
                                                  ---------    ---------
                                                     34,190         --
                                                  ---------    ---------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
     Increase in loan receivable ..............      (1,000)
     Payment of loan payable ..................      (2,937)        --
                                                  ---------    ---------
NET CASH FLOWS USED IN FINANCING ACTIVITIES          (3,937)        --
                                                  ---------    ---------

NET INCREASE IN CASH ..........................      23,021       34,662

CASH - BEGINNING OF PERIOD ....................       7,242       55,395
                                                  ---------    ---------

CASH - END OF PERIOD ..........................   $  30,263     $ 90,057
                                                  =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                     $     707     $   --
                                                  =========    =========

Non-cash investing and financing activities:
     Acquisition of assets for common stock    $  5,100,000     $   --
                                                  =========    =========
















                       See notes to financial statements.

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                  (FORMERLY "ABF ENERGY CORP. AND SUBSIDIARY")


                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Crown Jewel Resources Corp., formerly ABF Energy Corp., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.



2.      ACQUISITON

                  On June 8, 2000, the Company acquired certain assets from Park Vanguard LLC ("Park") for 20,000,000 shares of the Company's common stock. These assets were recorded at the historical cost basis of Park. The following table summarizes the assets acquired:
                         Purchase option on building       $           1,100,000
                         Machinery and equipment                       2,000,000
                         Covenant not to compete                         250,000
                         Customer list                                   250,000
                         Technology rights                             1,500,000
                                                                ----------------
                         Total assets acquired             $           5,100,000
                                                                ================

3.      STOCKHOLDERS' EQUITY

                  On May 3, 2000, the Company retired 157,882 shares of common stock, of these shares 155,840 were held in treasury. The remaining shares were surrendered pursuant to a loan agreement between a shareholder and the Company which was written off by the Company in a prior year.

                  On May 12, 2000, the Company issued 96,000 shares of its common stock to an officer for services rendered. The Company valued these shares at $0.255 and recorded $24,000 of compensation expense.

                  On May 23, 2000, the Company declared a 1:125 reverse stock split. All periods presented have been retroactively restated to five effect to this reverse stock split.

                  On May 24, 2000, the Company issued 525,000 shares of its common stock to an officer for services rendered. The Company valued these shares at $0.255 and recorded $134,000 of compensation expense.

                  On June 8, 2000, the Company issued 20,000,000 shares for assets acquired (see note 2). The shares were valued at the historical cost of the assets acquired.

                  On June 8, 2000, the Company issued a warrant granting the holder the right to purchase 5,000,000 shares of common stock at a per share price of $0.1875. The warrant is exercisable at any time and expires on or before December 31, 2003. In connection with the issuance of this warrant the Company has recorded $50,000 of compensation expense.

                  On June 14, 2000, the Company issued 1,275,000 shares of its common stock to consultants for services renderd. The Company valued these shares at $0.255 and included $325,000 in intangible assets.

4.      COMMITMENTS

                  On June 8, 2000 the Company entered into a five year employment agreement with an executive. The agreement has a base salary of $80,000 for the first year, with a potential increase at the end of the first year to $100,000 based on certain performance objectives. Additionally, the executive earns a $25,000 bonus within fourteen days upon signing the agreement and can earn bonuses based on the pre-tax earnings of the Company.

                  Additionally, on June 8, 2000, the Company entered into a five year employment agreement with a second executive. The agreement has a base salary of $120,000 for the duration of the agreement. The executive can also earn bonuses based on the pre-tax earnings of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


Results of Operations

On June 8, 2000, the Company acquired certain operating and technological assets relating to the production of diamonds and jewelry. As of June 30, 2000, the Company had not yet commenced operations in this new field. The Company's operations during the six months ended June 30, 2000 consisted solely of collecting minimum royalty payments due to the Company through the Company's subsidiary ABF Capital Corp. Royalty income for the six and three months ended June 30, 2000 were $38,144 and $35,000, respectively, compared to $93,533 and $6,892 for the six and three months ended June 30, 1999. General and operating expenses of the Company totaled $50,286 and $29,845 for the six and three months ended June 30, 2000 and $58,626 and $20,066 for the six and three months ended June 30, 1999. During the three months ended June 30, 2000, the Company recorded non-cash compensation of $208,000 and an unrealized loss on investments of $27,818. As a result, the Company reported net losses of $247,857 and $230,906 for the six and three months ended June 30, 2000 compared to net income of $34,907 and net loss of $13,174 for the six and three months ended June 30, 1999.

Liquidity and Capital Resources

The Company, at June 30, 2000, had $5,520,000 in assets. Liabilities consisting of certain accrued expenses totaled $33,364.

Inflation

Inflation has not been a major factor in the Company's business since inception.

PART II - Other Information

Item 6.  Exhibit and Reports on form 8-K

         A.       Exhibits

                  None.

         B.       Report on Form 8-K

                  Filed on June 19, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CROWN JEWEL RESOURCES CORP.

By: /s/ Marc A. Palazzo                                        Dated:   08/11/00
    -------------------                                                ---------
        Marc A. Palazzo
        President