Form 10QSB/A
period 2000-06-30
CROWN JEWEL RESOURCES CORP
filed 2000-11-01
CIK 354195

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
                                                                     -----------

                                                                    $ 5,518,951
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses ......................   $    10,287
     Current portion of loan payable ............................         5,341
                                                                     -----------
         TOTAL CURRENT LIABILITIES ..............................        15,628
                                                                     -----------

LOAN PAYABLE ....................................................        17,736


STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 22,955,796
     issued and outstanding .....................................         1,148
     Paid-in capital ............................................     7,409,305
     Accumulated deficit.........................................    (1,897,048)
     Other comprehensive income..................................       (27,818)
                                                                     -----------
         TOTAL STOCKHOLDERS' EQUITY .............................     5,485,587
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