Form 10QSB
period 2000-09-30
CROWN JEWEL RESOURCES CORP
filed 2000-11-20
CIK 354195

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-10893

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                  -------------------------------------------
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

                   805 Third Avene, New York, New York 10022
                   ------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

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

                  Yes  X                         No
                     ------

The  number  of  shares  of  registrant's  Common  Stock,   $.00005  par  value,
outstanding as of September 30, 2000 was 23,355,796 shares.

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                           (FORMERLY ABF ENERGY CORP.)
                         -------------------------------

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Balance Sheet - September 30, 2000 .................   1

           Consolidated Statements of Operations - For the Nine Months Ended
           September 30, 2000 ..............................................   2

           Consolidated Statements of Cash Flows - For the Nine Months Ended
           September 30, 2000 ..............................................   3

           Notes to Consolidated Financial Statements ......................   4

  Item 2.  Management's Discussion and Analysis ............................   5

PART II - OTHER INFORMATION ................................................   6

SIGNATURES .................................................................   7

                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                          (FORMERLY "ABF ENERGY CORP.")

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                   September 30,
                                                                        2000
                                                                    ------------

                                     ASSETS

CURRENT ASSETS:
     Cash .......................................................   $   114,766
     Marketable securities ......................................        29,979
     Loan receivable ............................................        15,354
     Inventory ..................................................        13,954
                                                                     -----------
         TOTAL CURRENT ASSETS ...................................       174,053

MACHINERY AND EQUIPMENT, net ....................................     1,967,988

BUILDING - OPTION TO ACQUIRE ....................................     1,100,100

INTANGIBLE ASSETS, net ..........................................     2,208,875
                                                                     -----------

                                                                    $ 5,450,916
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses ......................   $    15,273
     Current portion of loan payable ............................         5,375
                                                                     -----------
         TOTAL CURRENT LIABILITIES ..............................        20,648
                                                                     -----------

LOAN PAYABLE ....................................................        17,264
                                                                     -----------

STOCKHOLDERS' EQUITY
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 23,355,796 issued and outstanding     1,168
     Paid-in capital ............................................     7,509,285
     Accumulated deficit ........................................    (2,069,631)
     Other comprehensive income .................................       (27,818)
                                                                     -----------
         TOTAL STOCKHOLDERS' EQUITY .............................     5,413,004
                                                                     -----------

                                                                    $ 5,450,916
                                                                     ===========











                       See notes to financial statements.

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                          (FORMERLY "ABF ENERGY CORP.")

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)



                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                       2000               1999             2000              1999
                                                  ---------------    ---------------   --------------   ---------------
REVENUES:
  Sales                                          $        60,581    $             -   $       60,581   $             -
  Royalties                                                    -             57,455           38,441           150,988
                                                  ---------------    ---------------   --------------   ---------------
                                                          60,581             57,455           98,725           150,988
COST OF GOODS SOLD                                        32,778                  -           32,778                 -
                                                  ---------------    ---------------   --------------   ---------------
GROSS PROFIT                                              27,803             57,455           65,947           150,988

EXPENSES:
  General and administrative                              31,187             16,003           76,781            74,629
  Depreciation and amortization                          168,596                  -          173,288                 -
  Non-cash compensation                                        -                  -          208,000                 -
                                                  ---------------    ---------------   --------------   ---------------
                                                         199,783             16,003          458,069            74,629
                                                  ---------------    ---------------   --------------   ---------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)             (171,980)            41,452         (392,122)           76,359

OTHER INCOME (EXPENSE)
  Dividend income                                              -                  -              810                 -
  Interest expense                                          (603)                 -           (1,310)                -
                                                  ---------------    ---------------   --------------   ---------------
                                                            (603)                 -             (500)                -
                                                  ---------------    ---------------   --------------   ---------------
NET INCOME (LOSS)                                       (172,583)            41,452         (392,622)           76,359

COMPREHENSIVE LOSS-unrealized loss on investments              -                  -           27,818                 -
                                                  ---------------    ---------------   --------------   ---------------

NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS                                   $      (172,583)   $        41,452   $     (420,444)  $        76,359
                                                  ===============    ===============  ===============   ===============
NET EARNINGS (LOSS) PER SHARE-basic and diluted  $         (0.01)   $          0.04   $        (0.04)  $          0.07
                                                  ===============    ===============  ===============   ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                   22,955,796    $     1,061,838   $   10,801,355   $     1,061,838
                                                  ===============    ===============  ===============   ===============





                       See notes to financial statements.
                                       -2-

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                          (FORMERLY "ABF ENERGY CORP.")

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                             ------------------------------
                                                     2000         1999
                                             ----------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss) ...................... $  (392,622)   $  76,359
     Adjustments to reconcile net earnings (loss)
         to net cash provided by operating
           activities:
                Depreciation ..................      57,038        1,564
                Amortization ..................     116,250         --
                Common stock issued for services    208,000         --

     Changes in assets/liabilites:
         Increase in inventory ................     (13,954)        --
         Increase/(decrease)in accounts payable       5,101         (246)
                                                  ---------    ---------

NET CASH FLOWS PROVIDED BY (USED IN) OPERATIONS    (20,187)      77,677

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in marketable securities ........      34,190         --
                                                  ---------    ---------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES      34,190         --
                                                  ---------    ---------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
     Increase in loan receivable ..............      (3,104)     (7,250)
     Principal payments of loan payable .......      (3,375)     (1,420)
     Proceeds from sale of stock ..............     100,000        --
                                                  ---------    ---------
NET CASH FLOWS USED IN FINANCING ACTIVITIES          93,521      (8,670)
                                                  ---------    ---------

NET INCREASE IN CASH ..........................     107,524      69,007

CASH - BEGINNING OF PERIOD ....................       7,242      55,395
                                                  ---------    ---------

CASH - END OF PERIOD .......................... $   114,766    $ 124,402
                                                  =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest ..............................$     1,310    $    --
                                                  =========    =========
Non-cash investing and financing activities:
     Acquisition of assets for common stock.....$ 5,100,000    $    --
                                                  =========    =========















                       See notes to financial statements.

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY
                          (FORMERLY "ABF ENERGY CORP.")

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Crown Jewel Resources Corp., formerly ABF Energy Corp., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
         -----------------------------------------------------------------------

Results of Operations

During this quarter, the Company commenced operations in its new field. Sales for the three months ended September 30, 2000 were $60,581. Royalty income for the nine months ended September 30, 2000 were $38,144, compared to $150,988 for the nine months ended September 30, 1999. Cost of the goods sold for the three months ended September 30, 2000 was $32,788 or 55% of sales. General and operating expenses of the Company totaled $250,069 for the nine months ended September 30, 2000 and $74,626 for the nine months ended September 30, 1999. This increase is due to the depreciation and amortization expenses associated with the equipment and intangible assets necessary for the new operations.

During the nine months ended September 30, 2000, the Company recorded non-cash compensation of $208,000 and an unrealized loss on investments of $27,818. As a result, the Company reported a net loss of $420,440 for the nine months ended September 30, 2000 compared to net income of $76,359 for the nine months ended September 30, 1999. The net loss for the current year is due to the increase in general and operating expenses which increased for the reasons stated above.

Liquidity and Capital Resources

At September 30, 2000, the Company had $5,451,000 in assets. Liabilities consisting of certain accrued expenses totaled $38,000.On September 29, 2000, the Company issued 400,000 shares of its common stock, in a private placement, at an average price of $0.25 per share.

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



CROWN JEWEL RESOURCES CORP.

By: /s/ Marc A. Palazzo                                        Dated:   11/17/00
    --------------------------------                                 -----------
        Marc A. Palazzo
        President