Form 10KSB
period 2000-12-31
CROWN JEWEL RESOURCES CORP
filed 2001-04-17
CIK 354195

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

                      For the year ended December 31, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934
                             Commission file number 0-10893

                         CROWN JEWEL RESOURCES CORP.
                          (FORMERLY ABF ENERGY CORP.)
                 (Name of Small Business Issuer in Its Charter)

                    DELAWARE                                      13-3007167
         (State or Other Jurisdiction of                      (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

                   805 Third Avenue, New York, New York 10022
               (Address of Principal Executive Offices)(Zip Code)

                                 (212) 593-3100
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  under  Section 12(b) of the  Securities  Exchange Act of
1934:

         Title of Each Class           Name of Each Exchange on Which Registered

                  None                                 None

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended December 31, 2000 -$82,904

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by OCTBB on April 13, 2001 ($.03): $150,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.00005 per share (the "Common Stock"), as of January 31, 2001, was 25,653,296.


Transitional Small Business Disclosure Format (check one):  Yes        No     X
                                                               -------   -------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

ITEM 1.   BUSINESS.

GENERAL

Crown Jewel Resources Corp. is a publicly traded holding company (OTCBB:"CJWL") comprised of three operating companies: GoldWerks, Inc. ("GoldWerks"), a manufacturer of fine gold, platinum and silver jewelry, New DiamondWerks, Inc. ("New DiamondWerks"), a development stage technology company that has rights to a process to make gem quality diamonds and enhance the color of natural diamonds and ABF Capital Corp.

GoldWerks is a state-of-the-art manufacturer of high quality gold, platinum and silver jewelry. The Company is able to produce jewelry to the highest specifications at prices below other domestic suppliers and in direct competition with the Italian manufacturers, who have recently led the design and styling of gold jewelry.

New DiamondWerks has acquired certain rights to a process we believe can, with further development, atomically replicate gem quality diamonds and enhance the color of natural diamonds.

ABF Capital acquires interests and leases in oil and gas properties and also acts as a drilling contractor for oil and gas properties. ABF Capital has certain rights to minimum annual royalty interests.

PRODUCT LINES

GoldWerks' principal product line consists of 14-karat gold chains that can be made in a variety of popular styles, gauges, and lengths. GoldWerks also manufactures 14-karat gold charms, earrings, rings, bangles and bracelets and a line of 10-karat and 18-karat gold jewelry that includes both chain and non-chain products. These items are produced in platinum and silver as well.
GoldWerks gold jewelry products incorporate traditional styles and designs. GoldWerks regularly updates its product lines and offers new products and is able to respond rapidly to fashion trends and changes. GoldWerks' principal product line consists of an extensive selection of 14-karat gold rope and flat chains. Rope chains have a woven, rope-like appearance. Flat chains are made by specialized machinery, which hammers the chain into various patterns. GoldWerks' other products include jewelry set or accented with diamonds and colored gemstones and a line of 14 karat gold interwoven with sterling silver or with sterling silver accents. A major portion of GoldWerks jewelry is finished using the diamond-cut process, a technique which etches the surface of the jewelry to create a brilliant, faceted appearance. GoldWerks believes it was one of the first manufacturers to utilize the diamond-cut process in the production of rope chains. GoldWerks intends to market its karat gold chain product lines and intends to increase its sales of non-chain karat gold products by regularly introducing new styles and building upon relationships with existing customers.

New DiamondWerks has acquired certain rights to a process to atomically replicate gem quality diamonds and enhance the color of natural diamonds.

ABF  Capital  has certain rights to minimum annual royalty interests.

MANUFACTURING PROCESS

Our manufacturing facility is located in Long Island City, New York. GoldWerks' sophisticated manufacturing facility is a fully automated and integrated production operation in the United States; from smelting the precious metal to finished fine jewelry. Full integration provides margin advantages over domestic and foreign competitors. With an in-house tool and die shop, GoldWerks can quickly begin production of the latest styles of chains, bangles, bracelets, earrings and charms. We use manufacturing processes that combine modern technology and mechanization with hand craftsmanship to produce fashionable and affordable gold jewelry. Our manufacturing processes include:

        -the casting (or lost wax) method, which is a long-standing jewelry manufacturing process; and

        -the diamond cut process, which produces a sparkling effect on a finished piece of gold jewelry.

The machinery on which we manufacture our rope chain products can operate up to 24 hours a day and requires minimal direct labor.

During fiscal 2000, GoldWerks manufactured approximately 95% of its products from gold bullion and other raw materials and purchased approximately 5% of its product as semi-finished or finished goods. GoldWerks does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by GoldWerks are readily available.

MARKETING AND SALES

GoldWerks' jewelry sales and marketing operations are divided into retail and wholesale divisions. The wholesale division markets to jewelry wholesalers and distributors. GoldWerks' marketing efforts emphasize maintaining and building upon GoldWerks relationships with existing customers. The marketing efforts of GoldWerks retail division also will be directed towards large retailers, such as mass merchandisers and discount stores, catalog showrooms, national and regional jewelry chains, home shopping networks, warehouse clubs and department stores.

Providing exceptional customer service is an essential element of GoldWerks marketing program. GoldWerks will maintain an extensive inventory of finished goods which, when coupled with its manufacturing capabilities, enables it to rapidly fill customer orders. GoldWerks marketing efforts emphasize its ability to fill orders promptly and reliably.

Our jewelry is sold primarily to wholesalers and will be marketed to jewelry chain stores, discount stores, department stores, television home shopping networks, and catalogue and Internet retailers. We assist our customers in allocating their purchasing budget among the items in the various product lines. Prices vary on the basis of service required by customers. We ship our products in bulk to wholesale distributors. We then ship an order of many different items to distribution centers and stores in the chain. We provide additional services to certain customers to meet their specific marketing needs, such as tagging, boxing and point-of-sale displays.

Our largest customer was Abraham & Co., accounting for approximately 57% of net sales. GoldWerks generally has no long-term contractual commitments with any of our customers. None of GoldWerks's customers are prohibited from purchasing products from our competitors.

We reduce gross sales by the amount of returns and discounts to determine net sales each month. Each month we establish a reserve for returns based on our historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 0% of gross sales in fiscal 2000.

If we lose one or more of our top customers or if any of them reduce, delay or cancel orders, return significant amounts of product or experience financial difficulties that result in their inability to pay, it could have a material adverse effect on our business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We use Italian-made machinery, together with acquired proprietary knowledge, to manufacture our rope chain products. The level of protection available for our proprietary designs and products varies depending on a number of factors, including the distinctiveness of the product and originality of design. Our efforts may not prevent competitors from producing products that are substantially similar to those of GoldWerks. See Item 1. "Business - Product Lines."

GoldWerks seeks to avoid disclosure of its trade secrets, and requires those people with access to our proprietary information to sign confidentiality agreements. Access to our systems is also restricted.

Despite  GoldWerks's  efforts to protect our  proprietary  rights,  unauthorized parties may attempt to copy aspects of our products or to obtain and use information that GoldWerks considers confidential. Policing unauthorized use of GoldWerks's intellectual property rights is difficult. We take appropriate action whenever we discover unauthorized use of our trademarks or if any of our copyrighted designs have been copied. Knockoffs and counterfeit products are a persistent problem in the jewelry industry. The laws of many countries do not protect our intellectual property rights to the same extent as the laws of the United States. There can be no assurance, that even if GoldWerks's means of protecting our intellectual property and other proprietary rights were successful, our competitors may not independently develop similar products.

We do not believe that our products or processes infringe the proprietary rights of any third parties. There can be no assurance that third parties will not claim infringement with respect to existing or future products or processes. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require GoldWerks to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to GoldWerks or at all, which could have a material adverse effect on GoldWerks's business, operating results and financial condition.

New DiamondWerks acquired proprietary knowledge, to manufacture diamonds. New DiamondWerks maintains certain levels of protection available for our proprietary technology the distinctiveness of the product and originality of design. Our efforts may not prevent competitors from producing products that are substantially similar to those of New DiamondWerks. See Item 1. "Business - Product Lines."

COMPETITION

The jewelry industry is highly competitive, both in the United States and on a global basis. GoldWerks encounters competition primarily from manufacturers with national and international distribution capabilities and, to a lesser extent, from small regional suppliers of jewelry. Though many of our competitors have substantially greater resources we believe that we are well positioned in the industry and have a reputation for high quality and well-designed jewelry with broad consumer appeal.

The principal competitive factors in the industry are price, quality, design and customer service. Our specialized customer service programs are important competitive factors in sales to nontraditional jewelry retailers, including television shopping networks and discount merchandisers. The recent trend towards consolidation at the retail level in the jewelry industry and low labor costs outside of the United States may increase the level of competition facing GoldWerks. There can be no assurance that GoldWerks will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, operating results and financial condition.

SEASONAL NATURE OF BUSINESS

Our business is seasonal in nature. In the jewelry industry, approximately 66% of sales occurs during the third and fourth quarters. GoldWerks has experienced a seasonal pattern in its operating results with the third and fourth quarters typically having the highest sales. This fluctuation is mitigated to a degree by the early placement of orders by many of our customers, particularly for the Christmas holiday season. In addition, we market holiday and seasonal products year round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

SUPPLY; RELATED FINANCING ARRANGEMENTS

Gold used in the manufacturing process is at least .995 fine and is then combined with other metals to produce 14 karat and 10 karat gold. The term "karat" refers to the gold content of alloyed gold, measured from a maximum of 24 karats (100% fine gold). Varying quantities of metals such as silver, copper, nickel and zinc are combined with fine gold to produce 14 karat gold of different colors. These alloys are in abundant supply and are readily available to GoldWerks.

GoldWerks principally uses consigned gold in its manufacturing process.

INSURANCE

We maintain primary insurance, with limits in excess of our current inventory levels (including consigned gold), to cover thefts and damage to inventory located on our premises and insurance on GoldWerks goods in transit. Additional insurance coverage is provided by some of GoldWerks's suppliers. We also maintain fidelity insurance, which is insurance providing coverage against theft or embezzlement by our employees.

EMPLOYEES

As of December 31, 2000, Crown Jewel had 3 employees and subcontracted any other needs. None of our employees are represented by a union and we have not experienced any labor-related work stoppage.

ENVIRONMENTAL MATTERS

Extensive environmental laws and regulations and various other federal, state and local laws and regulations regarding health and safety matters affect our operations. Since our manufacturing operations routinely use materials regulated by the environmental laws we may incur material liabilities if any claims are brought against us in connection with these operations. We have taken steps to reduce the environmental risks associated with our operations and believe that we are currently in substantial compliance with all environmental laws.

ITEM 2.   PROPERTIES.

Our manufacturing and distribution facilities are located in Long Island City, New York having a total of approximately 15,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS.

Legal proceedings to which GoldWerks is a party are routine litigation incidental to our business which are not material to GoldWerks's business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable. See item 10.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the counter bulletin board Exchange under the symbol CJWL. Trading began on our common stock on such exchange on May 25, 2000.

THROUGH APRIL 11, 2001                     HIGH                  LOW
----------------------------------         ----                  ---
Second Quarter                           11.00                  3.50
Third Quarter                             6.625                  .875
Fourth Quarter                             .875                  .094
First Quarter 2001                         .0781                 .0625
April 11, 2001                             .05                   .04

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS

Net sales for 2000 were $82,904. Almost all sales of products in 2000 are of consigned customer gold therefore gold costs are not included in sales nor costs of sales. Average gold price in 2000 was $283 an ounce. We had royalty income of $38,144 in 2000 compared to $152,629 in 1999.

Gross profit on sales for 2000 was $13,864 or 17% of sales. Gross margin decreased over 1999 due to a decrease in royalty income.

Selling, general and administrative expenses for 2000 were $357,738 and non-cash items charged to operations totaled $1,136,675 due to the acquisition of new assets and the beginning of new businesses of GoldWerks and New DiamondWerks.

There was minimal Interest expense for 2000 and 1999.

As a result of the above factors our net loss for 2000 was approximately $1,784,828.

LIQUIDITY AND CAPITAL RESOURCES

We rely on a gold consignment, short-term and long-term borrowings and internally generated funds to finance our inventories and accounts receivable. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, GoldWerks is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since GoldWerks does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment of jewelry to, our customers. GoldWerks then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. At December 31, 2000 there were no forward contracts or options on futures outstanding.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include the words "believe," "expect," "plans" or similar words and are based in part on GoldWerks's reasonable expectations and are subject to a number of factors and risks, many of which are beyond GoldWerks's control. Actual results could differ materially from those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as a result of any of these factors:

        (a) general economic conditions and their impact on the retail sales environment;
        (b) fluctuations in the price of gold and other metals used to manufacture our jewelry;
        (c) risks related to the concentration of our customers, particularly the operations of any of our top customers;
        (d) increased competition from outside the United States where labor costs are substantially lower;
        (e) variability of customer requirements and the nature of customers' commitments on projections and orders; and
        (f) the extent to which we are able to retain and attract key personnel.

In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this annual report on Form 10-K will occur or continue in the future. Except for as required in periodic filings under the Securities Exchange Act of 1934, Crown undertakes no obligations to release publicly any revisions to these forward-looking statements that may reflect events or circumstances after the date of this annual report on Form 10-K or to reflect the occurrence of unanticipated events.

NEW ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133, as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact of adopting SFAS No. 133.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See  pages F-1 through F-12, 10KSB.


                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   (FORMERLY ABF ENERGY CORP. AND SUBSIDIARY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Page Number
                                                              ------------------
INDEPENDENT AUDITORS' REPORT                                          F-2
CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                  F-3

       Statements of Operations                                       F-4

       Statements of Stockholders' Equity                             F-5

       Statements of Cash Flows                                       F-6

       Notes to Financial Statements                                  F-7-F-12

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Crown Jewel Resources Corp. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Crown Jewel Corporation and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Crown Jewel Corporation and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.




                                                    /s/Feldman Sherb & Co, P.C.
                                                       Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
April 11, 2001

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   (FORMERLY ABF ENERGY CORP. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000




                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $             2,837
     Marketable securities                                                8,158
     Accounts receivable                                                 10,310
     Inventories                                                         15,478
     Loan receivable - affiliate                                         13,250
                                                                 ---------------
         TOTAL CURRENT ASSETS                                            50,033

MACHINERY AND EQUIPMENT, net                                          1,915,642

BUILDING - OPTIONS TO ACQUIRE                                         1,100,000

INTANGIBLE ASSETS, net                                                2,092,625
                                                                 ---------------
                                                            $         5,158,300
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                   $           106,532
    Loans payable - affiliate                                            30,000
    Current portion of loan payable                                       5,734
                                                                  --------------
          TOTAL CURRENT LIABILITIES                                     142,266

LOAN PAYABLE                                                             15,587

STOCKHOLDERS' EQUITY:
     Common stock, $.00005 par value, 200,000,000
     shares: 25,653,296 authorized, issued and outstanding                1,283
     Additional paid-in capital                                       8,497,845
     Accumulated deficit                                             (3,461,837)
     Other comprehensive loss                                           (36,844)
                                                                  --------------
         TOTAL STOCKHOLDERS' EQUITY                                   5,000,447
                                                                  --------------
                                                            $         5,158,300
                                                                  ==============











                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   (FORMERLY ABF ENERGY CORP. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                            Year Ended
                                                           December 31,
                                                 -------------------------------
                                                     2000                1999
                                                 ----------------    -----------

REVENUES:
     Sales                                     $      82,904       $       -
     Royalties                                        38,144            152,629
                                                 ----------------    -----------
TOTAL REVENUES                                       121,048            152,629

COST OF SALES                                         69,040               -
                                                 ----------------    -----------
GROSS PROFIT                                          52,008            152,629
                                                 ----------------    -----------
COSTS AND EXPENSES:
     Selling, general and administrative             357,738             95,918
     Depreciation and amortization                   341,884              3,128
     Non-cash compensation                         1,136,675               -
                                                 ----------------    -----------
                                                   1,836,297             99,046
                                                 ----------------    -----------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES)      (1,784,289)            53,583

OTHER INCOME (EXPENSES):
     Dividend income                                   1,015              2,699
     Investment loss                                -                      (711)
     Interest expense                                 (1,554)              (442)
                                                 ----------------    -----------
                                                        (539)             1,546
                                                 ----------------    -----------
NET INCOME (LOSS)                                 (1,784,828)            55,129

COMPREHENSIVE INCOME (LOSS)
  - unrealized gain (loss) on investments            (39,907)             3,063
                                                 ----------------    -----------

INCOME(LOSS)APPLICABLE TO COMMON SHAREHOLDERS  $  (1,824,735)      $     58,192
                                                 ================    ===========
NET INCOME (LOSS)PER SHARE - Basic and diluted $       (0.12)      $       0.05
                                                 ================    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING               14,810,057          1,061,838
                                                 ================    ===========




















                 See notes to consolidated financial statements


                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   (FORMERLY ABF ENERGY CORP. AND SUBSIDIARY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                  Additional                                 Other
                                               Common Stock        Paid-In   Accumulated  Treasury Stock Comprehensive Stockholders'
                                            Shares       Amount    Capital      Deficit     Shares     Cost   Income         Equity
                                         ----------------------   ----------  ----------- ---------    -----  --------  ------------
BALANCE-January 1, 1999-as reported       152,209,800  $  7,609  $ 1,770,693 $(1,732,138) (19,480,000) $(974) $   -          45,190

   Adjustment to give effect to 1:125
    shares reverse split                 (150,992,122)   (7,548)       6,582       -       19,322,118    966      -             -
                                         ----------------------   ----------  ----------- -----------  -----  --------  ------------
BALANCE-January 1, 1999-as adjusted         1,217,678        61    1,777,275  (1,732,138)    (157,882)    (8)     -          45,190

     Net income                                -            -          -          55,129        -         -       -          55,129
     Other comprehensive income
       -unrealized gain on investments         -            -          -            -           -         -      3,063        3,063
                                         ----------------------   ----------  ----------- -----------  ------ --------  ------------
BALANCE-December 31, 1999                   1,217,678        61    1,777,275  (1,677,009)    (157,882)    (8)    3,063      103,382

     Retirement of stock                     (157,882)       (8)       -            -         157,882      8      -             -
     Issuance of common stock:
         Services ($0.25-$0.48 per share)   4,193,500       210    1,461,590        -            -        -       -       1,461,800
         Cash                                 400,000        20       99,980        -            -        -       -         100,000
         Assets acquired                   20,000,000     1,000    5,099,000        -            -        -       -       5,100,000
     Contributed services                      -            -         60,000        -            -        -       -          60,000
     Other comprehensive loss
       - unrealized loss on investments        -            -           -           -            -        -    (39,907)     (39,907)
     Net loss                                  -            -           -     (1,784,828)        -        -       -      (1,784,828)
                                         ----------------------   ----------  ----------- -----------  ------ --------  ------------
BALANCE - December 31, 2000                25,653,296  $  1,283  $ 8,497,845 $(3,461,837)        -     $  -   $(36,844) $ 5,000,447
                                         ======================   ==========  =========== ===========  ====== ========  ============










                 See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   (FORMERLY ABF ENERGY CORP. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                         For the Year Ended
                                                                             December 31,
                                                                     ---------------------------
                                                                        2000            1999
                                                                    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $     (1,784,828)  $    55,129
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in)operating activities:
           Depreciation and amortization                                341,884         3,128
           Common stock issued for services                           1,136,675           -
           Contributed services                                          60,000           -
     Changes in assets and liabilities:
         Increase in accounts and loans receivable                      (11,310)      (12,250)
         Increase (decrease) in accounts payable
           and accrued expenses                                         126,360           (33)
         Increase in inventories                                        (15,478)          -
                                                                     -----------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (146,697)       45,974
                                                                     -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Decrease (increase) in marketable securities                    46,985       (91,988)
                                                                     -----------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      46,985       (91,988)
                                                                     -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of common stock                             100,000           -
         Principal payments of loan payable                              (4,693)       (2,138)
                                                                     -----------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      95,307        (2,138)
                                                                     -----------    ------------
NET DECREASE IN CASH                                                     (4,405)      (48,152)

CASH AT BEGINNING OF YEAR                                                 7,242        55,394
                                                                     -----------    ------------
CASH AT END OF YEAR                                            $          2,837   $     7,242
                                                                     ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
         Income Taxes                                          $          -       $       -
                                                                     ===========    ============
         Interest                                              $          1,554   $       240
                                                                     ===========    ============
NON-CASH TRANSACTIONS
         Purchase of equipment through loan payable            $          -       $    28,154
                                                                     ===========    ============
         Acquisition of equipment and intangible
            assets for stock                                   $      5,425,125   $       -
                                                                     ===========    ============












                 See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   (FORMERLY ABF ENERGY CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.       THE COMPANY

         The Company was formed under the name ABF Energy Corp. for the purpose of engaging in oil and gas exploration, the acquisition and development of oil and gas properties, and the sale of oil and gas produced by these efforts. The Company has also organized, sold and operated as a General Partner in oil and gas limited partnerships. The Company discontinued all of its operations during 1985 and through its subsidiary ABF Capital Corp. ("Capital") is currently collecting residual royalties derived from its former participation in such activities. In June 2000, the Company acquired specialized manufacturing equipment enabling it to produce gold, platinum and silver jewelry at highly competitive prices. The Company also acquired certain rights to a technology which when fully developed is intended to replicate gem quality diamonds and enhance the color of natural diamonds.

         The Company concurrently changed its name to Crown Jewelry Resources Corp. and effected a 1:125 share reverse split of its common stock. All share and per share data have been restated to reflect the stock split.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Principles of Consolidation - The financial  statements include the
         accounts  of  the  Company  and  its  wholly-owned  subsidiaries.   All
         significant intercompany transactions have been eliminated.

         (b) Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         (c) Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

         (d) Inventories - Inventories consisting primarily of fine gold are valued at the lower of cost (first-in, first-out) or net realizable value.

         (e) Fair Value of Financial Instruments - The Company considers its financial instruments and obligations to approximate fair value due to their near-term due dates.

         (f) Revenue Recognition - Sales are recognized when products are shipped, provided that collection of the resulting receivable is deemed probable by management.

         (g) Intangible Assets - Intangible assets consisting primarily of technology rights, are being amortized on a straight line basis over 5 years.

         (h) Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company believes that there has been no impairments of its long-lived assets.

         (i) Depreciation  -  Property  and  equipment  are  stated   at   cost.
         Depreciation is provided on the straight line method over the estimated useful lives of the related assets, generally ten years.

         (j) Income Taxes-The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         (k) Earnings per Share -The Company has adopted SFAS, No.128, Earnings per Share. Net income (loss) per common share has been restated for all periods presented to conform to the provisions of SFAS No. 128. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS No. 128.

         (l) Reclassification of Prior Year Financial Statements - Certain items in the prior year financial statements have been reclassified for comparability.

3.       ACCOUNTS RECEIVABLE

         In December 2000, the Company sold manufactured gold chains in the amount of $10,310 to a related party which was receivable at December 31, 2000. Sales to related parties included in total sales for the period ended December 31, 2000 were $23,810 or 29% of total sales. Sales to a single unaffiliated customer during the period were 57% of total sales.

4.       INVENTORIES

         At December 31, 2000, inventories were as follows:

            Fine gold                           $      14,238
            Manufacturing supplies                      1,240
                                                 -------------
                                                $      15,478
                                                 =============

5.       ACQUISITION

         On June 8, 2000, the Company acquired certain assets from ParkVanguard LLC (Park), for 20,000,000 shares of the Company's common stock. These assets were recorded at the historical cost basis of Park. The following table summarizes the assets acquired:

                        Machinery and equipment         $     2,000,000
                        Purchase option on building           1,100,000
                        Covenant not to compete                 250,000
                        Customer list                           250,000
                        Technology rights                     1,500,000
                                                         ---------------
                        Total assets acquired           $     5,100,000
                                                         ===============

         The Company incurred acquisition costs of $325,125 which are included in intangible assets. A warrant to purchase 5,000,000 shares of common stock at an exercise price of $.1875 per share was granted to Park and expires December 31, 2003. As of April 11, 2001 the warrant was unexercised.

6.       ROYALTY INCOME

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

7.       LOAN RECEIVABLE

         The loan receivable represents a non-interest bearing loan, payable on demand, to a company that is controlled by a former officer/director of the Company.

8.       EQUIPMENT

         The following is a summary of equipment at December 31, 2000:


                                                 Life                  Cost
                                               ----------         --------------
                      Vehicle                    3 years        $      28,154
                      Machinery and equipment    10 year            2,000,000
                                                                  --------------
                                                                    2,028,154
                      Accumulated depreciation                       (112,512)
                                                                  --------------
                      Net book value                            $   1,915,642
                                                                  ==============

9.       INTANGIBLE ASSETS

         At December 31, 2000, intangible assets were as follows:

                      Technology rights                 $    1,500,000
                      Covenant not to compete                  250,000
                      Customer list                            250,000
                      Acquisition costs                        325,125
                                                          --------------
                                                             2,325,125
                      Less: accumulated amortization           232,500
                                                          --------------
                                                        $    2,092,625
                                                          ==============

10.      LOAN PAYABLE

         The loan payable represents a loan collateralized by a vehicle. The loan bears interest at the rate of 4.90% per annum and is payable in monthly installments of $521 through September 2004. Principal payments through maturity are as follows: 2001-$5,734; 2002-$5,609; 2003-$5,889;
         and 2004-$4,089.

 11.     INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2000, the Company had net deferred tax assets of $770,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

         The following table illustrates the source and status of the Company's major deferred tax assets and (liabilities):

           Tax benefit of net operating loss carryforward             $ 770,000
           Valuation allowance                                         (770,000)
                                                                      ----------
           Net deferred tax asset recorded                            $    -
                                                                      ==========

         The differences between income taxes computed by applying the statutory federal income tax rate (35%) and income tax expense (benefit) in the consolidated financial statements are:

                  Tax benefit computed at statutory rate     $    (625,000)
                  Effect of permanent differences                  400,000
                  Tax benefit of net operating loss                225,000
                                                               -----------------
                                                             $       -
                                                               =================

         The Company has net operating loss carryforwards for tax purposes totaling $2,200,000 at December 31, 2000 expiring in the year 2002. Substantially all of the carryforwards are subject to limitations on annual utilization because there are equity structure shifts or owner shifts involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.


12.      STOCK OPTION PLAN

         In June 2000, the Company adopted a stock incentive plan under which options may be granted to employees and key persons to purchase up to ten million shares of the Company's common stock at prices and quantities to be determined by the board of directors.

         As of December 31, 2000, 3,287,500 options were granted at various dates at a price of $.00005 per share and were fully exercised. A balance of 6,712,500 shares are reserved at December 31, 2000, pending future issuances.

13.      COMMITMENTS

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

         Additionally, on June 8, 2000 the Company entered into a five year employment agreement with a second executive. The agreement has a base salary of $120,000 for the duration of the agreement. The executive can also earn bonuses based on the pre-tax earnings of the Company.

14.      RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2000 the Company paid $100,000 to an officer/shareholder for rent of its manufacturing facilities which it leases on a month to month basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

         PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Name                Age                    Position
   ----                 ---                    --------
Marc A. Palazzo         41                Chief Executive Officer and
                                          Chairman of the Board of Directors

Zeki Kochisarli         53                Executive Vice President and Director

Walter Grteenfield      71                Director

Marc A. Palazzo, President and Chairman of the Board of Directors, has been an attorney and an investment banker specializing in corporate finance, their operational and financial restructuring and acquisitions and leveraged transactions for the past 16 years. Mr. Palazzo is currently President of Park Vanguard LLC, the majority shareholder of the Company. Previously, Mr. Palazzo was a private investment banker. Mr. Palazzo was the Chief Financial Officer for AFI, LLC, an owner/manager of 33 properties for site development and commercial product sales during the 1996 Summer Olympics in Atlanta, Georgia. He also was Director of Acquisitions for the Consolidated Technology Group Ltd., a publicly traded holding company. Previously, Mr. Palazzo was Vice President of Sakura
Bank (formerly Mitsui Taiyo Kobe). Mr. Palazzo practiced corporate and securities law with Certilman Haft LeBow Balin Buckley & Kremer in New York, New York. Mr. Palazzo has a Masters in Business Administration - Finance (with honors) from the University of Chicago, a Juris Doctor from the Temple University School of Law and a Bachelors Degree in Business Administration from the University of Akron.

Zeki Kochisarli, Executive Vice President and Director, and President of GoldWerks, has been a leading jewelry machinist and engineer for over twenty
(20) years. For the previous six years, Mr. Kochisarli has operated Prestige Chain, Inc., an innovator of fine gold, platinum and silver jewelry and has been a consultant to several jewelry manufacturers, particularly in the U.S. and Italy, and throughout the rest of Europe. Mr. Kochisarli served in the Turkish army as an electrical and mechanical engineer and has been a certified electrician since the age of 13. Mr. Kochisarli attended the Werner and Pfleiderer Technical University in Stuttgart, Germany, and received an advanced degree in mechanical and technical engineering.

Walter Greenfield, Director, of the Company. Mr. Greenfield has spent his entire career as an inventor, a developer of medical diagnostic systems and as an entrepreneur. Mr. Greenfield currently is a Director of Diopsys, Inc. a developer of optical testing equipment. From 1994 to 1999, he was Founder and Director of DiaSystems Corp. (NASDAQ:DIYS), a manufacturer of microscopic instruments. From 1987 to 1994, Mr. Greenfield was Founder and Director of Scientific Instruments, Inc., which went public in 1989 and from 1983 to 1987 he Founded and was a Director of Wright Laboratories, a manufacturer of diagnostic instruments which went public in 1984 and was sold in 1987. Previously, Mr. Greenfield was product development manager of Medical Laboratories Automation, Inc., and Carter Wallace, Inc. and began his career as a chemist with USV Pharmaceutical Corp., which was eventually acquired by Revlon, Inc. Mr. Greenfield has authored several patents, scientific papers and has edited two medical books. Mr. Greenfield attended New York University where he studied biochemistry.

Park Vanguard, the majority shareholder of the company, has informed us that it intends to cause the current slate of directors set forth above to be elected for an additional one year term.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us to each of our executive officers during the year ended December 31, 2000.


Name and Principal                         Other Annual                LTIP        All Other
Position               Year  Salary Bonus  Compensation  Options/(#)  Payouts     Compensation
Marc Palazzo, Pres     2000   $0     -         -            -           -            -
Zeki Kochisarli, EVP   2000   $0     -         -            -           -            -

The Executives have deferred any compensation due during 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Park Vanguard LLC owns 20,000,000 shares or approximately 78% of the common stock of Crown and Zeki Kochisarli owns 200,000 shares or approximately 0.6% of the common stock of Crown

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the 8K filed in June 2000 is incorporated herein by reference.