Form 10KSB/A
period 2000-12-31
CROWN JEWEL RESOURCES CORP
filed 2001-04-20
CIK 354195

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment #1

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


Transitional Small Business Disclosure Format (check one):  Yes        No     X
                                                               -------   -------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS



PART I
Item 1. Business                                                            1-4
Item 2. Properties                                                            4
Item 3. Legal Proceedings                                                     4
Item 4. Submission of Matters to a Vote of
         Security Holders                                                     4
PART II
Item 5. Market for Common Equity and Related
         Shareholder Matters                                                  5
Item 6. Management's Discussion and Analysis
         or Plan of Operations                                                6
Item 7. Financial Statements                                                 7A
Item 8. Changes in Disagreements with Accountants
         on Accounting and Financial Disclosures                              7
PART III
Item 9. Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Registrant                                      7
Item 10. Executive Compensation                                               7
Item 11. Security Ownership of Certain Beneficial
          Owners and Management                                               8
Item 12. Certain relationships and Related
          Transactions                                                        8

Signatures                                                                    9

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

Item 7.  Financial Statements

     The Company's Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Feldman Sherb & Co., P.C., independent certified public accountants with respect thereto, referred to in the Table Of Contents to Consolidated Financial Statements, appear elsewhere in this report beginning on page F-1.

                                       7A

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

         PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Name                Age                    Position
   ----                 ---                    --------
Marc A. Palazzo         41                Chief Executive Officer and
                                          Chairman of the Board of Directors

Zeki Kochisarli         53                Executive Vice President and Director

Walter Greenfield       71                Director

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

                                       7

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

                                   SIGNATURES

In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CROWN JEWEL RESOURCES COPR.

Dated:   April 17 , 2001                        By:/s/Marc Palazzo
       -----------------                         --------------------------
                                                      Marc Palazzo, President

Dated:   April 17 , 2001                        By:/s/Zeki Kochisarli
       -----------------                         ------------------
                                                      Zeki Kochisarli, Executive
                                                      Vice Presidend/Director

Dated:   April 17 , 2001                        By:/s/Walter Greenfield
       -----------------                         ------------------
                                                      Walter Greenfield,Director
                                        9