Form 10QSB
period 2001-03-31
CROWN JEWEL RESOURCES CORP
filed 2001-05-21
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-10893

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES
                  --------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                            13-3007167
               -----------------                   ------------------
           State or other jurisdiction of            I.R.S. Employer
            incorporation or organization          Identification No.

                      805 Third Avenue, New York, NY 10022
                      ------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                  212-593-3100
                                -----------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                         No
                     ------                        ------

The number of shares of registrant's Common Stock, $.00005 par value, outstanding as of March 31,2001 was 26,558,296 shares.

                   CROWN JEWEL RESOURCES CORP. AND SUBSIDIARY


                                      INDEX

                                                                        Page
                                                                       Number

PART I - FINANCIAL INFORMATION:

 Item 1.  Consolidated Financial Statements

      Balance Sheet - March 31, 2001....................................  1

      Statements of Operations - For the Three Months Ended
      March 31, 2001 and 2000...........................................  2

      Statements of Cash Flows - For the Three Months Ended
      March 31, 2001 and 2000...........................................  3

      Notes to Financial Statements..................................     4

 Item 2.  Management's Discussion and Analysis or Plan of Operations....  5

PART II - OTHER INFORMATION..........................................     6

SIGNATURES...........................................................     7

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001

                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                           $       19,961
 Marketable securities                                                   6,440
 Accounts receivable                                                    10,310
 Inventories                                                            15,478
 Loan receivable - affili                                               13,250
                                                                  -------------
     TOTAL CURRENT ASSETS                                               65,439


MACHINERY AND EQUIPMENT, net                                         1,863,296

BUILDING - OPTIONS TO ACQUIRE                                        1,100,000

INTANGIBLE ASSETS, net                                               1,976,375
                                                                  -------------

                                                                $    5,005,110
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                          $      179,056
 Loan payable - affiliate                                               30,000
 Current portion of loan payable                                         4,888
                                                                  -------------
    TOTAL CURRENT LIABILITIES                                          213,944

LOAN PAYABLE                                                            14,576

STOCKHOLDERS' EQUITY:
 Common stock, $.00005 par value,
  authorized 200,000,000 shares: 26,558,296 issued                       1,328
 Additional paid-in capital                                          8,717,650
 Accumulated deficit                                                (3,906,794)
 Other comprehensive loss                                              (35,594)
                                                                  -------------
     TOTAL STOCKHOLDERS' EQUITY                                      4,776,590
                                                                  -------------

                                                                $    5,005,110
                                                                  =============











                     See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------

REVENUES:
 Sales                                                $   14,775     $     -
 Royalties                                                31,736          3,144
                                                     ------------   ------------

TOTAL REVENUE                                             46,511          3,144

COST OF SALES                                             10,750           -
                                                     ------------   ------------

GROSS PROFIT                                              35,761          3,144
                                                     ------------   ------------

OPERATING EXPENSES:
 Selling, general and administrative                     122,077         20,441
 Depreciation and amortization                           168,596           -
 Non-cash compensation                                   189,850           -
                                                     ------------   ------------
                                                         480,523         20,441
                                                     ------------   ------------

INCOME BEFORE OTHER INCOME (EXPENSES)                   (444,762)       (17,297)

OTHER INCOME (EXPENSES):
 Dividend income                                              32            660
 Interest expense                                           (227)          (314)
                                                     ------------   ------------
                                                            (195)           346
                                                     ------------   ------------

NET LOSS                                                (444,957)       (16,951)

COMPREHENSIVE INCOME
 - unrealized gain on investments                          1,250           -
                                                     ------------   ------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                $ (443,707)    $  (16,951)
                                                     ============   ============

NET LOSSPER SHARE - Basic and diluted                 $    (0.02)    $    (0.02)
                                                     ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   26,154,963      1,061,838
                                                     ============   ============




















                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          2001         2000
                                                       ----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $(444,957)    $  (16,951)
 Adjustments to reconcile net loss to net
  cash provided by (used in)operating activities:
   Depreciation and amortization                         168,596          2,346
   Common stock issued for services                      189,850           -
   Contributed services                                   30,000           -

 Changes in assets and liabilities:
  Increase in accounts and loans receivable                 -            (1,000)
  Decrease in accounts payable and accrued expenses       72,524            101
                                                       ----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       16,013        (15,504)
                                                       ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in marketable securities                         2,968         14,340
                                                       ----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  2,968         14,340
                                                       ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principle payments of loan payable                       (1,857)        (1,248)
                                                       -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                     (1,857)        (1,248)
                                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH                           17,124         (2,412)

CASH AT BEGINNING OF YEAR                                  2,837          7,242
                                                       -----------   -----------

CASH AT END OF YEAR                                    $  19,961     $    4,830
                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Taxes                                                $    -        $     -
                                                       ===========   ===========
  Interest                                             $     227     $      314
                                                       ===========   ===========












                 See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Crown Jewel Resources Corp., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.       STOCKHOLDERS' EQUITY

                  In February 2001, the Company issued 905,000 common shares to three persons in exchange for services rendered. Such shares ranged in price from $0.17 to $0.23 for a total of $189,850.

3.       RELATED PARTY TRANSACTIONS

                  At March 31, 2001 salary of $30,000 payable to an officer/shareholder was forgiven, and credited to additional paid-in capital.

                  Rent expense of $45,000 payable to such officer/shareholder for lease of the Company's manufacturing and administrative facilities was included in operating results for the three months ended March 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

Results of Operations

Sales for the three months ended March 31, 2001 were $14,775. Royalty income for the three months ended March 31, 2001 were $31,736, compared to $3,144 for the three months ended March 31, 2000. Cost of sales for the three months ended March 31, 2001 was $10,750 or 73% of sales. Operating expenses were $480,523 for the three months ended March 31, 2001 and $20,441 for the three months ended March 31, 2000. This increase is due primarily to depreciation and amortization expenses associated with the equipment and intangible assets necessary for the new operations and non-cash compensation incurred during the period.

As a result, the Company reported a net loss of $444,957 for the three months ended March 31, 2001 compared to net loss of $16,591 for the three months ended March 31, 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had $5,005,110 in assets. Liabilities consisting of certain accrued expenses and loans payable totaled $228,520.

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



                                                   CROWN JEWEL RESOURCES CORP.

Dated: May 21, 2001                                 By: /s/ Marc A. Palazzo
                                                           -------------------
                                                            Marc A. Palazzo
                                                            President