Form 10QSB
period 2001-06-30
CROWN JEWEL RESOURCES CORP
filed 2001-08-20
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-10893

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                            13-3007167
             -------------                     ------------------
      State or other jurisdiction of            I.R.S. Employer
       incorporation or organization          Identification No.

                      805 Third Avenue, New York, NY 10022
               (Address of Principal Executive Office) (Zip Code)

                                  212-593-3100
                               --- -------------
               (Registrant's telephone number including area code)

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

     The number of shares of registrant's Common Stock, $.00005 par value, outstanding as of June 30,2001 was 26,558,296 shares.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Consolidated Financial Statements

                  Balance Sheet - June 30, 2001............................  1

                  Statements of Operations - For the Three Months
                  and Six Months Ended June 30, 2001 and 2000... ..........  2

                  Statements of Cash Flows - For the Six Months Ended
                   June 30, 2001 and 2000..................................  3

                  Notes to Financial Statements............................  4

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operations.......................................  5

PART II - OTHER INFORMATION................................................  6

SIGNATURES.................................................................  7

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001

                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                        $       67,356
     Marketable securities                                                3,046
     Accounts receivable                                                 21,465
     Inventories                                                         15,478
     Loan receivable - affiliate                                         13,250
                                                                   -------------
        TOTAL CURRENT ASSETS                                            120,595

INVESTMENT - REAL ESTATE                                              4,675,000

MACHINERY AND EQUIPMENT, net                                             10,950

INTANGIBLE ASSETS, net                                                1,860,125
                                                                   -------------
                                                                 $    6,666,670
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $      293,951
     Loans payable                                                      143,073
     Current portion of loan payable-equipment                            5,684
                                                                   -------------
                   TOTAL CURRENT LIABILITIES                            442,708
                                                                   -------------
LOAN PAYABLE-EQUIPMENT                                                   12,890
                                                                   -------------
DUE TO AFFILIATE                                                      1,753,000
                                                                   -------------

STOCKHOLDERS' EQUITY:
     Common stock, $.00005 par value,
     authorized 200,000,000 shares: 26,558,296 issued                     1,328
     Additional paid-in capital                                       8,717,650
     Accumulated deficit                                             (4,223,859)
     Other comprehensive loss                                           (37,047)
                                                                   -------------
           TOTAL STOCKHOLDERS' EQUITY                                 4,458,072
                                                                   -------------
                                                                 $    6,666,670
                                                                   =============





                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
                                                                      -------------------------   -------------------------
                                                                         2001          2000          2001          2000
                                                                      -----------   -----------   -----------   -----------
REVENUES:
     Sales                                                          $     42,877  $     -             57,652  $     -
     Royalties                                                            75,860        35,000       107,596        38,144
                                                                      -----------   -----------   -----------   -----------
TOTAL REVENUES                                                           118,737        35,000       165,248        38,144

COST OF SALES                                                             35,689        -             46,439        -
                                                                      -----------   -----------   -----------   -----------
GROSS PROFIT                                                              83,048        35,000       118,809        38,144
                                                                      -----------   -----------   -----------   -----------
OPERATING EXPENSES:
     Selling, general and administrative                                 246,976        27,499       369,053        45,594
     Depreciation and amortization                                       146,596         2,346       315,192         4,692
     Non-cash compensation                                                -            208,000       189,850       208,000
                                                                      -----------   -----------   -----------   -----------
                                                                         393,572       237,845       874,095       258,286
                                                                      -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES)                            (310,524)     (202,845)     (755,286)     (220,142)

OTHER INCOME (EXPENSES):
     Dividend income                                                         109           150           141           810
     Interest expense                                                     (6,650)         (393)       (6,877)         (707)
                                                                      -----------   -----------   -----------   -----------
                                                                          (6,541)         (243)       (6,736)          103
                                                                      -----------   -----------   -----------   -----------
NET INCOME (LOSS)                                                       (317,065)     (203,088)     (762,022)     (220,039)

COMPREHENSIVE INCOME (LOSS) - unrealized gain (loss) on investments       (1,453)      (27,818)         (203)      (27,818)
                                                                      -----------   -----------   -----------   -----------
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                     $   (318,518) $   (230,906)     (762,225) $   (247,857)
                                                                      ===========   ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE - Basic and diluted                     $      (0.01) $      (0.03)        (0.03) $      (0.03)
                                                                      ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                   26,558,296     8,230,589    26,356,630     8,230,589
                                                                      ===========   ===========   ===========   ===========






                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                             Three Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             2001        2000
                                                          ----------- ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $  (762,022) $ (220,039)
     Adjustments to reconcile net loss to net
        cash provided by (used in)operating activities:
            Depreciation and amortization                   315,192       4,692
            Common stock issued for services                189,850     208,000
            Contributed services                             30,000         -

     Changes in assets and liabilities:
        Increase in accounts and loans receivable           (11,155)        -
        Increase in accounts payable and accrued expenses   187,419         115
                                                          -----------  ---------
NET CASH USED IN OPERATING ACTIVITIES                       (50,716)     (7,232)
                                                          -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease in marketable securities                     4,909      34,190
                                                          -----------  ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     4,909      34,190
                                                          -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in loan payable                            113,073         -
        Principal payments of loan payable                   (2,747)     (2,937)
        Increase in loan receivable                             -        (1,000)
                                                          -----------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         110,326      (3,937)
                                                          -----------  ---------
NET INCREASE IN CASH                                         64,519      23,021

CASH, BEGINNING OF PERIOD                                     2,837       7,242
                                                           ----------  ---------
CASH, END OF PERIOD                                     $    67,356  $   30,263
                                                           ==========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
        Income taxes                                    $       -    $      -
                                                           ==========  =========
        Interest                                        $     6,650  $      707
                                                           =========   =========






                 See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Crown Jewel Resources Corp., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


2.   STOCKHOLDERS' EQUITY

     In February 2001, the Company issued 905,000 common shares to three persons in exchange for services rendered. Such shares ranged in price from $0.17 to $0.23 for a total of $189,850.

3.   RELATED PARTY TRANSACTIONS

     For the six months ended June 30, 2001 salary of $30,000 payable to an officer/shareholder was forgiven, and credited to additional paid-in capital.

     Rent expense of $90,000 payable to such officer/shareholder for lease of the Company's manufacturing and administrative facilities was included in operating results for the six months ended June 30, 2001.

4.   INVESTMENT IN REAL ESTATE

     On May 20, 2001, an agreement was entered into between the Company and Park Vangruard LLC, a Nevada limited liability company("Park") pursuant to which Park simultaneously contributed $4.675 million in net assets to the Company in exchange for assets and stock in the company, which would increase Park's stock interest to 98%. The principal assets acquired are real estate development property in exchange for an option to acquire a building and equipment which the Company will lease back at market rates. At June 30, 2001 no shares were issued and accordingly the liability to Park of $1,753,000 is reflected in the balance sheet as due to affiliate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

Results of Operations

Sales for the three months ended June 30, 2001 were $42,877. Royalty income for the three months ended June 30, 2001 was $75,860, compared to $35,000 for the three months ended June 30, 2000. Cost of sales for the three months ended June 30, 2001 was $35,689 or 83% of sales. Operating expenses were $393,572 for the three months ended June 30, 2001 and $237,845 for the three months ended June 30, 2000. This increase is due primarily to depreciation and amortization expenses associated with the equipment and intangible assets necessary for the new operations incurred during the period. As a result, the Company reported a net loss of $317,065 for the three months ended June 30, 2001 compared to net loss of $203,088 for the three months ended June 30, 2000. Results of Operations Sales for the six months ended June 30, 2001 were $57,652. Royalty income for the six months ended June 30, 2001 was $107,596, compared to $38,144 for the six months ended June 30, 2000. Cost of sales for the six months ended June 30, 2001 was $46,439 or 81% of sales. Operating expenses were $874,095 for the six months ended June 30, 2001 and $258,286 for the six months ended June 30, 2000. This increase is due primarily to depreciation and amortization expenses associated with the equipment and intangible assets necessary for the new operations incurred during the period. As a result, the Company reported a net loss of $762,022 for the six months ended June 30, 2001 compared to net loss of $220,039 for the six months ended June 30, 2000.

 Liquidity and Capital Resources

At June 30, 2001, the Company had $120,595 in assets. Liabilities consisting of certain accounts payable and accrued expenses and loans payable totaled $442,708.

Inflation

Inflation has not been a major factor in the Company's business since inception.

PART II - Other Information

Item 6.  Exhibit and Reports on form 8-K

         A.       Exhibits

                  None.

         B.       Report on Form 8-K

                  Form 8-K was filed on May 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     CROWN JEWEL RESOURCES CORP.



Dated: August 20, 2001                                By: /s/ Marc A. Palazzo
                                                      --------------------------
                                                              Marc A. Palazzo
                                                              President