Form 10QSB
period 2001-11-19
CROWN JEWEL RESOURCES CORP
filed 2001-11-19
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-10893

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                            13-3007167
          ----------------                   ------------------
       State or other jurisdiction of            I.R.S. Employer
       incorporation or organization          Identification No.

                  39-40 30th Street, Long Island City, NY 11101
               (Address of Principal Executive Office) (Zip Code)

                                  718-361-6646
                                ----------------
               (Registrant's telephone number including area code)

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

The number of shares of registrant's Common Stock, $0.00005 par value, outstanding as of September 30,2001 was 12,236,792 shares.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Consolidated Financial Statements

                  Balance Sheet - September 30, 2001.......................  1

                  Statements of Operations - For the Three Months
                   and Nine Months Ended September 30, 2001 and 2000.......  2

                  Statements of Cash Flows - For the Nine Months
                   Ended September 30, 2001 and 2000.......................  3

                  Notes to Financial Statements............................  4

         Item 2.  Management's Discussion and Analysis or
                   Plan of Operations......................................  5

PART II - OTHER INFORMATION................................................  6

SIGNATURES.................................................................  7

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
      Cash                                                          $   205,515
      Marketable securities                                               1,530
      Accounts receivable                                               113,505
      Inventories                                                        15,478
      Loan receivable - affiliates                                       14,750
                                                                    ------------
          TOTAL CURRENT ASSETS                                          350,778

INVESTMENT - REAL ESTATE                                              4,675,000

MACHINERY AND EQUIPMENT, net                                              8,604

INTANGIBLE ASSETS, net                                                1,505,000
                                                                    ------------
                                                                    $ 6,539,382
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                         $   824,141
      Loans payable                                                      30,000
      Current portion of loan payable-equipment                           5,557
                                                                    ------------
          TOTAL CURRENT LIABILITIES                                     859,698
                                                                    ------------
LOAN PAYABLE-EQUIPMENT                                                   10,933
                                                                    ------------
STOCKHOLDERS' EQUITY:
      Common stock, $.00005 par value,
        authorized 200,000,000 shares:
         12,236,792 issued and outstanding                                  612
      Additional paid-in capital                                     10,831,364
      Accumulated deficit                                            (5,125,098)
      Other comprehensive loss                                          (38,127)
                                                                    ------------
               TOTAL STOCKHOLDERS' EQUITY                             5,668,751
                                                                    ------------
                                                                    $ 6,539,382
                                                                    ============



                 See notes to consolidated financial statements

            CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                                              Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                          -------------------------   -------------------------
                                                             2001          2000          2001          2000
                                                          -----------   -----------   -----------   -----------
REVENUES:
     Sales                                              $    517,994  $     60,581   $   575,646  $     60,581
     Royalties                                               147,837             -       255,433        38,441
                                                          -----------   -----------   -----------   -----------
TOTAL REVENUES                                               665,831        60,581       831,079        99,022

COST OF SALES                                                538,180        32,778       584,619        32,778
                                                          -----------   -----------   -----------   -----------
GROSS PROFIT                                                 127,651        27,803       246,460        66,244
                                                          -----------   -----------   -----------   -----------
OPERATING EXPENSES:
     Selling, general and administrative                     285,968        31,187       655,023        77,078
     Depreciation and amortization                           102,346       168,596       417,538       173,288
     Non-cash compensation                                   360,000             -       549,850       208,000
     Write-down of intangible assets                         260,125             -       260,125             -
                                                          -----------   -----------   -----------   -----------
                                                           1,008,439       199,783     1,882,536       458,366
                                                          -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES)                (880,788)     (171,980)   (1,636,076)     (392,122)

OTHER INCOME (EXPENSES):
     Dividend income                                             349             -           490           810
     Interest expense                                        (20,800)         (603)      (27,675)       (1,310)
                                                          -----------   -----------   -----------   -----------
                                                             (20,451)         (603)      (27,185)         (500)
                                                          -----------   -----------   -----------   -----------
NET INCOME (LOSS)                                           (901,239)     (172,583)   (1,663,261)     (392,622)

COMPREHENSIVE INCOME (LOSS) - unrealized gain
  (loss) on investments                                       (1,080)            -        (1,283)      (27,818)
                                                          -----------   -----------   -----------   -----------
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS        $    (902,319) $   (172,583)  $(1,664,544) $   (420,440)
                                                          ===========   ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE - Basic and diluted        $       (0.19) $      (0.23)  $     (0.22) $      (1.17)
                                                          ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                        4,668,844       765,193     7,619,051       360,045
                                                          ===========   ===========   ===========   ===========




                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                            Nine Months Ended
                                                                               September 30,
                                                                       -----------------------------
                                                                           2001            2000
                                                                       -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $   (1,663,261)  $    (392,622)
     Adjustments to reconcile net loss to net
        cash provided by (used in)operating activities:
            Depreciation and amortization                                   417,538         173,288
            Common stock issued for services                                549,850         208,000
            Contributed services                                             30,000               -
            Write-down of intangible assets                                 260,125               -

     Changes in assets and liabilities:
        Inventory                                                                 -         (13,954)
        Accounts and loans receivable                                      (103,195)              -
        Accounts payable and accrued expenses                               717,609           5,101
                                                                       -------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         208,666         (20,187)
                                                                       -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Marketable securities                                                 5,343          34,190
                                                                       -------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                     5,343          34,190
                                                                       -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments of loan payable                                   (4,831)         (3,375)
        Loan receivable                                                      (6,500)         (3,104)
        Proceeds from sale of stock                                               -         100,000
                                                                       -------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (11,331)         93,521
                                                                       -------------    ------------

NET INCREASE IN CASH                                                        202,678         107,524

CASH, BEGINNING OF PERIOD                                                     2,837           7,242
                                                                       -------------    ------------

CASH, END OF PERIOD                                                  $      205,515   $     114,766
                                                                       =============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
        Income taxes                                                 $           -    $           -
                                                                       =============    ============
        Interest                                                     $       27,675   $       1,310
                                                                       =============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
     Acquisition of assets for common stock                          $            -   $   5,100,000
                                                                       =============    ============
     Acquisition of investment in real estate in exchange for
        assets and common stock                                      $    4,675,000   $           -
                                                                       =============    ============



                 See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Crown Jewel Resources Corp., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.        INVESTMENT IN REAL ESTATE

          On May 20, 2001, an agreement was entered into between the Company and Park Vanguard LLC, a Nevada limited liability company("Park") wherein Park contributed net assets with a historical basis of $4.675 million in net assets to the Company in exchange for certain assets and convertible debt of the Company, thereby increasing Park's potential stock interest to 98%. The principal assets acquired were real estate development property in exchange for an option to acquire a building and equipment which the Company will lease back at market rates. In August 2001 the Company issued 10,151,515 post-split common shares with a market value of $3,015,000 in settlement of the liability of $1,753,000 due to Park. The excess market value of $1,262,000 was deemed a capital distribution and was charged to additional paid-in capital. An additional 1,200,000 common shares were issued for consulting and professional fees owed in connection with the above transaction. See Note 3.

3.        STOCKHOLDERS' EQUITY

          On August 22, 2001 the Company effected a one for thirty reverse split of its common stock. Share and per share amounts were restated to give retroactive effect to this transaction.

          In February 2001, the Company issued 30,167 post-split common shares with a market value of $189,850 to three persons in exchange for services rendered. Such amount was charged to operations in 2001.

          In August 2001, 10,151,515 post-split common shares with a market value of $3,015,000 were issued to Park on conversion of debt of $1,753,000 owed to Park. The excess market value of such shares amounting to $1,262,000 was deemed a capital distribution and accordingly, was charged to additional paid-in capital. The Company concurrently issued an additional 1,200,000 shares having a market value of $360,000 for consulting services and professional fees relating to the acquisition. Such amount was charged to operations in 2001. See Note 2.

4.        RELATED PARTY TRANSACTIONS

          Salary of $30,000 payable to an officer/shareholder in 2001 was forgiven, and credited to additional paid-in capital.

          Rent expense of $135,000 payable to such officer/shareholder for use of the Company's manufacturing and administrative facilities was included in operating results for the nine months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

          Results of Operations Sales for the three months ended September 30, 2001 were $517,994 compared to $60,581 for the three months ended
          September 30, 2000. Royalty income for the three months ended September 30, 2001 was $147,837,compared to no Royalty income for the three months ended September 30, 2000. Cost of sales for the three months ended September 30, 2001 was $538,180 or 104% of sales. Operating expenses were $1,008,439 for the three months ended September 30, 2001 and $199,783 for the three months ended September 30, 2000. This increase is due primarily to depreciation and amortization expenses associated with the equipment and intangible assets necessary for the new operations incurred during the period. As a result, the Company reported a net loss of $901,239 for the three months ended September 30, 2001 compared to net loss of $172,583 for the three months ended September 30, 2000. Results of Operations Sales for the nine months ended September 30, 2001 were $575,646 compared to $60,581 for the nine months ended September 30, 2000. Royalty income for the nine months ended September 30, 2001 was $255,433 compared to $38,441 for the nine months ended September 30, 2000. Cost of sales for the nine months ended September 30, 2001 was $584,619 or 102% of sales. Operating expenses were $1,882,536 for the nine months ended September 30, 2001 and $458,366 for the nine months ended September 30, 2000. This increase is due primarily to depreciation and amortization expenses associated with the equipment and intangible assets necessary for the new operations incurred during the period. As a result, the Company reported a net loss of $1,663,261 for the nine months ended September 30, 2001 compared to net loss of $392,622 for the nine months ended September 30, 2000.

          Liquidity and Capital Resources

          Liquidity and Capital Resources at September 30, 2001, the Company had $350,778 in assets. Liabilities consisting of certain accrued expenses and loans payable totaled $859,698.

          Inflation

          Inflation has not been a major factor in the Company's business since inception.

PART II - Other Information

Item 6.  Exhibit and Reports on form 8-K

         A.       Exhibits

                  None.

         B.       Report on Form 8-K

                  Form 8-K was filed on August 27, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     CROWN JEWEL RESOURCES CORP.

Dated: November 19, 2001                             By: /s/ Marc A. Palazzo
                                                     ---------------------------
                                                             Marc A. Palazzo
                                                             President