Form 10KSB
period 2001-12-31
CROWN JEWEL RESOURCES CORP
filed 2002-04-16
CIK 354195

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

                      For the year ended December 31, 2001

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

                   39-40 30th Street, Long Island City, NY 11101
               (Address of Principal Executive Offices)(Zip Code)

                                 (718) 361-6646
                (Issuer's Telephone Number, Including Area Code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended December 31, 2001 $1,476,195

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by OCTBB on April 12, 2002 ($.03): $640,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.00005 per share (the "Common Stock"), as of January 31, 2002, was 13,436,792.


Transitional Small Business Disclosure Format (check one):  Yes        No     X
                                                               -------   -------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS



PART I
Item 1. Business                                                            1-4
Item 2. Properties                                                            4
Item 3. Legal Proceedings                                                     4
Item 4. Submission of Matters to a Vote of
         Security Holders                                                     5
PART II
Item 5. Market for Common Equity and Related
         Shareholder Matters                                                  5
Item 6. Management's Discussion and Analysis
         or Plan of Operations                                                5
Item 7a.Quantative and Qualitative Discount About Market Risk                 6
Item 8. Financial Statements                                                  7A
Item 9. Changes in Disagreements with Accountants
         on Accounting and Financial Disclosures                              7
PART III
Item 10. Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Registrant                                      7
Item 11. Executive Compensation                                               8
Item 12. Security Ownership of Certain Beneficial
          Owners and Management                                               8
Item 13. Certain relationships and Related
          Transactions                                                        8

Signatures                                                                    9

ITEM 1.   BUSINESS.

GENERAL

Crown Jewel Resources Corp. is a publicly traded company (OTCBB:"CJWL") comprised of four operating companies: GoldWerks, Inc. ("GoldWerks"), a manufacturer of fine gold, platinum and silver jewelry, New DiamondWerks, Inc. ("New DiamondWerks"), a technology company that has rights to a process to make gem quality diamonds and enhance the color of natural diamonds CJR Capital Corp., ("CJR") a real estate development and management company and ABF Capital.

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

CJR is a participant in a residential and commercial real estate development project owning property south of Provo, Utah, known as Gateway. The Gateway property is 342 acres.

ABF Capital acquires interests and leases in oil and gas properties, acts as a drilling contractor for oil and gas properties, and has rights to minimum annual royalties. In February the Company decided to spin-off ABF Capital.

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

New DiamondWerks has acquired certain rights to a process to atomically replicate gem quality diamonds and enhance the color of natural diamonds. This company is currently seeking financing.

CJR is a participant in a residential and commercial real estate development project owning property south of Provo, Utah, known as Gateway. The Gateway property is 342 acres. Gateway is part of an approved development containing several projects within the entire site including utility and cable rights. The Gateway property is included in the master plan being developed for the entire projected and is slated to be the site of a 27 hole championship golf course with condominium homes and single family dwellings.

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

      the casting (or lost wax) method, which is a long-standing jewelry manufacturing process; and

      the diamond cut process, which produces a sparkling effect on a finished piece of gold jewelry.

The machinery on which we manufacture our rope chain products can operate up to 24 hours a day and requires minimal direct labor.

During fiscal 2001, GoldWerks manufactured approximately 95% of its products from gold bullion and other raw materials and purchased approximately 5% of its product as semi-finished or finished goods. GoldWerks does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by GoldWerks are readily available.

New DiamondWerks has received the first shipments of manufacturing equipment it has on order.

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

During fiscal 2001, sales to the five largest of GoldWerks's customers totaled approximately 95% of total net sales. Our largest customer was Five Star, accounting for approximately 60% of net sales. GoldWerks generally has no long-term contractual commitments with any of our customers. None of GoldWerks's customers are prohibited from purchasing products from our competitors.

We reduce gross sales by the amount of returns and discounts to determine net sales each month. Each month we establish a reserve for returns based on our historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 0% of gross sales in fiscal 2001.

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

New DiamondWerks acquired proprietary knowledge, to manufacture diamonds. New DiamondWerks maintains certain levels of protection available for our proprietary products the distinctiveness of the product and originality of design. Our efforts may not prevent competitors from producing products that are substantially similar to those of New DiamondWerks. See Item 1. "Business - Product Lines."

COMPETITION

The jewelry industry is highly competitive, both in the United States and on a global basis. GoldWerks encounters competition primarily from manufacturers with national and international distribution capabilities and, to a lesser extent, from small regional suppliers of jewelry. We believe that we are well positioned in the industry and have a reputation for responsive customer service, high quality and well-designed jewelry with broad consumer appeal.

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

SUPPLY; RELATED FINANCING ARRANGEMENTS

Gold used in the manufacturing process is at least .995 fine and is then combined with other metals to produce 14 karat and 10 karat gold. The term "karat" refers to the gold content of alloyed gold, measured from a maximum of 24 karats (100% fine gold). Varying quantities of metals such as silver, copper, nickel and zinc are combined with fine gold to produce 14 karat gold of different colors. These alloys are in abundant supply and are readily available to GoldWerks.
GoldWerks principally uses third party and consigned gold in its manufacturing process.

INSURANCE

We maintain primary all-risk insurance, with limits in excess of our current inventory levels (including consigned gold), to cover thefts and damage to inventory located on our premises and insurance on GoldWerks goods in transit. Additional insurance coverage is provided by some of GoldWerks's suppliers. We also maintain fidelity insurance, which is insurance providing coverage against theft or embezzlement by our employees.

EMPLOYEES

As of December 31, 2001, Crown Jewel had 2 employees and subcontracted any other needs. None of our employees are represented by a union and we have not experienced any labor-related work stoppage.

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

ITEM 2.   PROPERTIES.

We lease manufacturing and distribution facilities in Long Island City, New York having a total of approximately 15,000 square feet.

We own, through CJR, 342 acres of residential and commercial real estate development property south of Provo, Utah, known as Gateway.

ITEM 3.   LEGAL PROCEEDINGS.

Legal proceedings to which we or our subsidiaries are a party are routine litigation incidental to our business which are not material to GoldWerks's business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable. See item 10.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the counter bulletin board Exchange under the symbol CJRS. Our common was initially listed on such exchange on May 25, 2000. On August 22, 2001, a 1 for 30 reverse split was effected.


FISCAL YEAR ENDED DECEMBER 31, 2001        HIGH                LOW
-----------------------------------        ----               ----

First Quarter                              .56                 .08
Second Quarter                             .09                 .02
Third Quarter                              .02                 .95
Fourth Quarter                            3.15                 .51

FISCAL YEAR ENDED DECEMBER 31, 2000

Second Quarter                              11                 3.5
Third Quarter                            6.625                .875
Fourth Quarter                            .875                .094


ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data of GoldWerks should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.


FISCAL 2000

Net sales for fiscal 2001 were $922,501 as compared to $82,904 in fiscal 2000. Sales of GoldWerks' products in fiscal 2001 include gold costs of its own gold whereas compared to fiscal 2000 which were of consigned customer gold therefore gold costs were not included in sales nor costs of sales. Average gold price in fiscal 2001 was $290 an ounce. ABF Capital had royalty income of $533,694 in fiscal 2001 compared to $38,144 in fiscal 2000.

Gross profit on revenue for fiscal 2001 was approximately $336,994 as compare to $52,008 in fiscal 2000. Gross margin increased over 2000 due to a an increase in royalty income.

Selling, general and administrative expenses for fiscal 2001 were $672,102 and non-cash items totaled$2,913,860 as compared to $292,738 and non-cash items totaled $1,478,559 in fiscal 2000 due to the full years operation of new business of GoldWerks and acquisition of Gateway during the year.

There was minimal Interest expense for fiscal 2001and 2000.

As a result of the above factors our net loss for fiscal 2001 was approximately $3,248,968.

LIQUIDITY AND CAPITAL RESOURCES

We rely on a gold consignment, short-term and long-term borrowings and internally generated funds to finance our inventories and accounts receivable. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, GoldWerks is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since GoldWerks does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment of jewelry to, our customers. GoldWerks then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. At December 31, 2001 there were no forward contracts or options on futures outstanding.

Park Vanguard, the majority shareholder of Crown, also advances funds to Crown to fund various projects.

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

ITEM 7a. QUANTATIVE AND QUALITATIVE DISCOUNT ABOUT MARKET RISK.

The Company utilizes financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not hold or issue such instruments for trading purposes. The Company hedges its future contracts for gold against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer. At January 29, 2001, there were no forward contracts outstanding. The Company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not considered to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page Number
                                                               -----------

INDEPENDENT AUDITORS' REPORT                                      F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

  Balance Sheet                                                   F - 3

  Statements of Operations                                        F - 4

  Statements of Stockholders' Equity                              F - 5

  Statements of Cash Flows                                        F - 6

  Notes to Financial Statements                                 F-7 - F -12


                                       7A

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Crown Jewel Resources Corp. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Crown Jewel Resources Corp. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Crown Jewel Resources Corp. and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.





                                                   /s/ Feldman Sherb & Co, P.C.
                                                       Feldman Sherb & co., P.C.
                                                   Certified Public Accountants

New York, New York
April 9, 2002

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31,2001




                                     ASSETS

CURRENT ASSETS:
 Cash                                                       $      400,198
 Marketable securities                                              16,004
 Accounts receivable                                                11,798
 Loans receivable - affiliates                                      36,850
 Prepaid expenses and other                                         16,271
                                                                -------------
    TOTAL CURRENT ASSETS                                           481,121

INVESTMENT - REAL ESTATE                                         4,675,000

INTANGIBLE AND OTHER ASSETS                                      1,466,257
                                                                -------------
                                                            $    6,622,378
                                                                =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                      $      213,931
 Loan payable - affiliate                                           25,860
                                                                -------------
    TOTAL CURRENT LIABILITIES                                      239,791

LOANS PAYABLE                                                      506,495

STOCKHOLDERS' EQUITY:
 Common stock, $.00005 par value, 200,000,000
  shares authorized, 13,436,792 issued and outstanding                 672
 Additional paid-in capital                                     12,625,304
 Accumulated deficit                                            (6,706,662)
 Other comprehensive loss                                          (43,222)
                                                                -------------
    TOTAL STOCKHOLDERS' EQUITY                                   5,876,092
                                                                -------------

                                                            $    6,622,378
                                                                =============













                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Year Ended
                                                         December 31,
                                                  ---------------------------
                                                     2001            2000
                                                  ------------    -----------
REVENUES:
 Sales                                          $     922,501   $     82,904
 Royalties                                            553,694         38,144
                                                  ------------    -----------
    TOTAL REVENUES                                  1,476,195        121,048

COST OF SALES                                       1,139,201         69,040
                                                  ------------    -----------
GROSS PROFIT                                          336,994         52,008
                                                  ------------    -----------
COSTS AND EXPENSES:
 Selling, general and administrative                  672,102        357,738
 Depreciation and amortization                        519,885        341,884
 Non-cash compensation                              2,133,850      1,136,675
 Write-down of intangible assets                      260,125           -
                                                  ------------    -----------
                                                    3,585,962      1,836,297
                                                  ------------    -----------

LOSS BEFORE OTHER INCOME (EXPENSES)                (3,248,968)    (1,784,289)

OTHER INCOME (EXPENSES):
 Dividend income                                        5,023          1,015
 Interest expense                                        (880)        (1,554)
                                                  ------------    -----------
                                                        4,143           (539)
                                                  ------------    -----------

NET LOSS                                           (3,244,825)    (1,784,828)

COMPREHENSIVE LOSS - unrealized
 loss on investments                                   (6,378)       (39,907)
                                                  ------------    -----------

LOSS APPLICABLE TO COMMON SHAREHOLDERS          $  (3,251,203)  $ (1,824,735)
                                                  ============    ===========

NET LOSS PER SHARE - Basic and diluted          $       (0.75)  $      (3.70)
                                                  ============    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 4,316,601        493,669
                                                  ============    ===========














                 See notes to consolidated financial statements

                                CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                     Common Stock     Additional                                     Other
                                   ------------------  Paid-In   Accumulated    Treasury  Stock  Comprehensive   Stockholders'
                                     Shares   Amount   Capital     Deficit       Shares    Cost     Income          Equity
                                    --------  -------  --------   -----------   --------  -------  ---------     -------------

BALANCE - January 1, 2000             40,589  $   2  $ 1,777,334 $(1,677,009) $(157,882) $  (8)   $  3,063      $  103,382

 Retirement of stock                  (5,263)    (1)          (7)       -       157,882      8        -               -

 Issuance of common stock:
  Services ($7.50-$14.40 per share)  139,784      8    1,461,792        -          -         -        -          1,461,800
  Cash                                13,333      1       99,999        -          -         -        -            100,000
  Assets acquired                    666,667     33    5,099,967        -          -         -        -          5,100,000

 Contributed services                   -        -        60,000        -          -         -        -             60,000

 Other comprehensive loss -
  unrealized loss on investments        -        -          -           -          -         -     (39,907)           -

 Net loss                               -        -          -     (1,784,828)      -         -        -         (1,784,828)
                                  ----------  -------  ---------  -----------   --------  -------  ---------     ----------
BALANCE - December 31, 2000          855,110     43    8,499,085  (3,461,837)      -         -     (36,844)      5,000,447

 Issuance of common stock:
  Conversion of debt              10,151,515    507    1,752,491        -          -         -        -          1,752,998
  Services ($0.45-$6.90 per share) 2,430,167    122    2,133,728        -          -         -        -          2,133,850

 Contributed services                   -        -        30,000        -          -         -        -             30,000

 Cancellation of debt to affiliates     -        -       210,000        -          -         -        -            210,000

 Other comprehensive loss -
  unrealized loss on investments        -        -          -           -          -         -      (6,378)           -

 Net loss                               -        -          -     (3,244,825)      -         -        -         (3,244,825)
                                  ----------  ------- ----------   ---------    --------  -------  ---------     ---------
BALANCE - December 31, 2001       13,436,792  $ 672  $12,625,30  $(6,706,662) $    -     $   -    $(43,222)   $  5,876,092
                                  ==========  ======= ==========   =========    ========  =======  =========     =========


                              See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Year Ended
                                                            December 31,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $  (3,244,825) $  (1,784,828)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                         519,885        341,884
   Common stock issued for services                    2,133,850      1,136,675
   Contributed services                                   30,000         60,000
   Write-down of intangible assets                       260,125          -

 Changes in assets and liabilities:
  Increase in accounts and loans receivable              (25,088)       (11,310)
  Decrease (increase) in inventories                      15,478        (15,478)
  Increase in prepaid expenses and other asset           (76,271)        -
  Increase  in accounts payable and accrued expenses      86,078        126,360
                                                     ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                   (300,768)      (146,697)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in marketable securities            (14,226)        46,985
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (14,226)        46,985
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in loans payable                               712,355        100,000
 Proceeds from sale of common stock                         -            (4,693)
                                                     ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                712,355         95,307
                                                     ------------   ------------
NET INCREASE (DECREASE) IN CASH                          397,361         (4,405)

CASH AT BEGINNING OF YEAR                                  2,837          7,242
                                                     ------------   ------------
CASH AT END OF YEAR                                $     400,198  $       2,837
                                                     ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Cash paid during the year for:
   Taxes                                           $        -     $        -
                                                     ============   ============
   Interest                                        $         880  $       1,554
                                                     ============   ============

NON-CASH TRANSACTIONS
 Acquisition of investment in real estate
  in exchange for assets and common stock          $    4,675,000 $        -
                                                     ============   ============
 Cancellation of debt to affiliates                $     210,000  $        -
                                                     ============   ============
 Acquisition of equipment and intangible
  assets for stock                                 $        -     $   5,425,125
                                                     ============   ============



                 See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

         The Company concurrently changed its name to Crown Jewel Resources Corp. and effected a 1:125 share reverse split of its common stock. All share and per share data have been restated to reflect the stock split. On August 17, 2001 the company effected a 1 for 30 reverse split of its common stock. The financial statements give retroactive effect to this transaction.

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

         (d) Fair Value of Financial Instruments - The Company considers its financial instruments and obligations to approximate fair value due to their near-term due dates.

         (e) Revenue Recognition - Sales are recognized when products are shipped, provided that collection of the resulting receivable is deemed probable by management. (f) Intangible Assets - Intangible assets consisting primarily of technology rights, are being amortized on a straight line basis over 5 years.

         (g) Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2001, the Company effected a write-down of certain intangible assets in the amount of $260,125.

         (h) Depreciation - Property and equipment are stated at cost. Depreciation is provided on the straight line method over an estimated useful life of three years.

         (i) Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         (j) Loss per Share - The Company has adopted SFAS, No. 128, Earnings per Share. Net income (loss) per common share has been restated for all periods presented to conform to the provisions of SFAS No. 128. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS No. 128.

         (k) Stock Based compensation - The Company accounts for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

         (l) Reclassification of Prior Year Financial Statements - Certain items in the prior year financial statements have been reclassified for comparability.

3.       NEW ACCOUNTING PRONONUNCEMENTS

A. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FASB") No. 141, Business Combinations, which supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, but be tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of intangible assets with finite lives be no longer limited for forty years. The provisions of SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

B. In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, accept for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS No. 143 on it's results of operations and financial position.

C. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in the Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

         Management has evaluated SFAS No. 141, 142, 143 and 144 and has determined that there will not be a significant impact on the Company's operating results.

4.       ACQUISITIONS

         On June 8, 2000, the Company acquired certain assets from ParkVanguard LLC (Park), for pre-split 20,000,000 shares of the Company's common stock. These assets were recorded at the historical cost basis of Park. The following table summarizes the assets acquired:

             Machinery and equipment               $ 2,000,000
             Purchase option on building             1,100,000
             Covenant not to compete                   250,000
             Customer list                             250,000
             Technology rights                       1,500,000
                                                    ----------
             Total assets acquired                 $ 5,100,000
                                                    ==========

         The Company incurred acquisition costs of $325,125 which are included in intangible assets. Such costs less amortization of $65,000 were written off as of June 30, 2001. A warrant to purchase 5,000,000 shares of common stock at an exercise price of $.1875 per pre-split share was granted to Park and expires December 31, 2003. As of April 2002 the warrant was unexercised.

5.       INVESTMENT IN REAL ESTATE

                  On May 20, 2001, an agreement was entered into between the Company and Park wherein Park contributed net assets with a historical basis of $4.675 million to the Company in exchange for certain assets and convertible debt of the Company, thereby increasing Park's potential stock interest to 78%. The principal assets acquired were real estate development property in exchange for equipment and an option to acquire a building. In August 2001 the Company issued 10,151,515 post-split common shares with a market value of $3,015,000 in settlement of the liability of $1,753,000 due to Park. The excess market value of $1,262,000 was deemed a capital distribution and was charged to additional paid-in capital.

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

7.       LOAN RECEIVABLE

         The loan receivable represents an unsecured, interest free demand loan made, to a company that is controlled by a former officer/director of the Company.


8.       INTANGIBLE AND OTHER ASSETS

         At December 31, 2001, intangible assets were as follows:

             Technology rights                    $ 1,500,000
             Covenant not to compete                  250,000
             Customer list                            250,000
                                                   ----------
                                                    2,000,000
            Less: accumulated amortization            600,000
                                                   ----------
                                                    1,400,000
            Security Deposits                          66,257
                                                   ----------
            Net intangible assets                 $ 1,466,257
                                                   ==========

9.       LOANS PAYABLE

         Loans payable of $506,495 represent working capital advances from related parties and are unsecured, interest free and repayable on January 31,2003.


 10.     INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2001, the Company had net deferred tax assets of $609,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.


         The following table illustrates the source and status of the Company's major deferred tax assets and (liabilities):

             Tax benefit of net operating loss carryforward      $ 609,000

             Valuation allowance                                  (609,000)
                                                                  --------

             Net deferred tax asset recorded                     $    -
                                                                  ========


         The differences between income taxes computed by applying the statutory federal income tax rate (35%) and income tax expense (benefit) in the consolidated financial statements are:

                                                    Year ended December 31,
                                                  --------------------------
                                                      2001            2000
                                                  -----------     ----------
         Tax benefit computed at statutory rate   $(1,129,000)    $(627,000)
         Effect of permanent differences              747,000       398,000
         Tax benefit not utilized                     382,000       229,000
                                                  -----------     ----------
                                                  $      -        $    -
                                                  ===========     ==========

         The Company has net operating loss carryforwards for tax purposes totaling $1,740,000 at December 31, 2001 expiring in the year 2016. Substantially all of the carryforwards are subject to limitations on annual utilization because there are equity structure shifts or owner shifts involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

11.     STOCK OPTION PLAN
        -----------------

         In June 2000, the Company adopted a stock incentive plan under which options may be granted to employees and key persons to purchase up to 333,333 post-split shares of the Company's common stock at prices and quantities to be determined by the board of directors. All options had been granted as of December 31, 2001.

         As of December 31, 2000, options to purchase 98,333 post-split shares were granted at various dates at a price of $0.00005 per share and were fully exercised. As of December 31, 2001, 235,000 options were granted at various dates at an exercise price post-split of $.075 per share. The value of these options using the Black-Scholes analysis was insignificant and accordingly had no effect on net loss and loss per share at December 31, 2001.


12.      COMMITMENTS

         On June 8, 2000 the Company entered into a five year employment agreement with a second executive. The agreement has a base salary of $120,000 for the duration of the agreement. The executive can also earn bonuses based on the pre-tax earnings of the Company. Salaries charged to operations were $106,015 and none in 2001 and 2000, respectively.


13.      RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2001 and 2000, the Company paid $180,000 and $100,000, respectively to an officer / shareholder for rent of its manufacturing facilities which it leases on a month to month basis.

14.      SUBSEQUENT EVENT

A. In March 2002 a shareholder advanced $140,000 to the Company to be used as working capital.

B. In February 2002 the Board of Directors elected to effect a "spin-off" of all of the shares of ABF Capital Corp., a wholly-owned subsidiary of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Name                               Age                 Position

         Marc A. Palazzo                    42          Chief Executive Officer,
                                                         President and Director
         Carmine Trinchetta                 52          Chairman of the Board
                                                         of Directors
         Zeki Kochisarli                    54          Executive Vice President
                                                         and Director
         Walter Grteenfield                 72          Director

Marc A. Palazzo, Chief Executive Officer, President and Director, has been an attorney and an investment banker specializing in corporate finance, their operational and financial restructuring and acquisitions and leveraged transactions for the past 16 years. Mr. Palazzo is currently President of Park Vanguard LLC, the majority shareholder of the Company. Mr. Palazzo was the Chief Financial Officer for AFI, LLC, an owner/manager of 33 properties for site development and commercial product sales during the 1996 Summer Olympics in Atlanta, Georgia. He also was Director of Acquisitions for the Consolidated Technology Group Ltd., a publicly traded holding company. Previously, Mr. Palazzo was Vice President of Sakura Bank (formerly Mitsui Taiyo Kobe). Mr. Palazzo practiced corporate and securities law with Certilman Haft LeBow Balin Buckley & Kremer in New York, New York. Mr. Palazzo has a Masters in Business Administration - Finance (with honors) from the University of Chicago, a Juris Doctor from the Temple University School of Law and a Bachelors Degree in Business Administration from the University of Akron.

Carmine Trinchetta, became Chairman of the Board of Directors in November 2001. He is Managing Director of Eurogioie Srl, an Italian based wholesaler and retailer of gold jewelry products and Managing Director of Aereoporti di Fiuggi Srl, a real estate construction and management concern. Mr. Trinchetta is also President of AF Forum - Associazione per l'Alta Formazione Professionale, a not for profit Italian organization specialized in research, development and training projects aimed at managers and public officials in Italy and in other countries in Europe and elsewhere and Managing Director of Logosconsulting Srl, a consultant in public relations, editorial projects (magazines and other publications) in Italy and in Belgium, international marketing campaigns, international joint ventures, international financial advisors. Mr. Trinchetta is a graduate of Queens College of the City University of New York, majoring in Romance Languages.

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

Park Vanguard intends to vote its entire voting position in favor of election of the current slate of directors set forth above.

ITEM 11. EXECUTIVE COMPENSATION.

The Executives have deferred any compensation due during Fiscal 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Park Vanguard LLC a Nevada limited liability company ("Park") owns 10,818,182 shares or approximately 78% of the common stock of Crown and Carmine Trinchetta owns 550,000 shares or approximately 4.1% of the common stock of Crown and Zeki Kochisarli owns 6,333 shares or approximately 0.6% of the common stock of Crown.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 20, 2001, an agreement was entered into between the Company and Park, wherein Park contributed net assets with a historical basis of $4.675 million in net assets to the Company in exchange for certain assets and convertible debt of the Company. The principal assets acquired were real estate development property in exchange for an option to acquire a building and equipment. In August 2001 the Company issued 10,151,515 post-split common shares in settlement of the liability of $1,675,000 due to Park. The information contained in the 8K's filed in June 19, 2000, May 30, 2001 and August 27, 2001 are incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CROWN JEWEL RESOURCES COPR.

Dated:   April 15, 2002                        By:/s/Marc Palazzo
       -----------------                         --------------------------
                                                     Marc Palazzo, President

Dated:   April 15, 2002                        By:/s/Zeki Kochisarli
       -----------------                         --------------------------
                                                     Zeki Kochisarli, Executive
                                                     Vice Presidend/Director

Dated:   April 15, 2002                        By:/s/Walter Greenfield
       -----------------                         --------------------------
                                                     Walter Greenfield,Director

Dated:   April 15, 2002                        By:/s/Carmine Trinchetta
       -----------------                         --------------------------
                                                     Carmine Trinchetta,Director