Form 10QSB
period 2002-03-31
CROWN JEWEL RESOURCES CORP
filed 2002-05-20
CIK 354195

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                        For Quarter Ended March 31, 2002

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

                                  718-361-6646
               (Registrant's telephone number including area code)

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

The number of shares of registrant's Common Stock, $.00005 par value, outstanding as of March 31,2002 was 15,636,792 shares.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES


                                      INDEX

                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Consolidated Financial Statements

                  Balance Sheet - March 31, 2002............................  1

                  Statements of Operations - For the Three Months Ended
                   March 31, 2002 and 2001..................................  2

                  Statements of Cash Flows - For the Three Months Ended
                   March 31, 2002 and 2001..................................  3

                  Notes to Financial Statements.............................  4

         Item 2.  Management's Discussion and Analysis or Plan of Operations  5

PART II - OTHER INFORMATION.................................................  5

SIGNATURES..................................................................  6

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  MARCH 31,2002




                                     ASSETS

CURRENT ASSETS:
     Cash                                                        $      140,877
     Loans receivable - affiliates                                        5,271
     Prepaid expenses and other                                           8,747
                                                                   -------------
        TOTAL CURRENT ASSETS                                            154,895

INVESTMENT - REAL ESTATE                                              4,675,000

INTANGIBLE AND OTHER ASSETS                                           1,360,000
                                                                   -------------
                                                                 $    6,189,895
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $      177,548
     Loan payable - affiliate                                            26,332
                                                                   -------------
        TOTAL CURRENT LIABILITIES                                       203,880

LOANS PAYABLE                                                           652,095

STOCKHOLDERS' EQUITY:
     Common stock, $.00005 par value, 200,000,000
     shares authorized, 15,636,792 issued and outstanding                   782
     Additional paid-in capital                                      11,133,868
     Accumulated deficit                                             (5,800,730)
                                                                   -------------
           TOTAL STOCKHOLDERS' EQUITY                                 5,333,920
                                                                   -------------
                                                                 $    6,189,895
                                                                   =============






                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2002            2001
                                                     ------------    -----------


SALES                                              $       8,270   $     14,775

COST OF SALES                                              7,040         10,750
                                                     ------------    -----------
GROSS PROFIT                                               1,230          4,025
                                                     ------------    -----------

COSTS AND EXPENSES:
     Selling, general and administrative                  19,929        101,441
     Amortization                                        100,000        166,250
     Non-cash compensation                               286,000        189,850
                                                     ------------    -----------
                                                         405,929        457,541
                                                     ------------    -----------
LOSS BEFORE OTHER INCOME (EXPENSES)                     (404,699)      (453,516)

OTHER INCOME (EXPENSES):

     Interest expense                                     (7,308)           -
                                                     ------------    -----------
                                                          (7,308)           -
                                                     ------------    -----------
NET LOSS                                                (412,007)      (453,516)
                                                     ------------    -----------
NET LOSS PER SHARE - Basic and diluted             $       (0.03)  $      (0.53)
                                                     ============    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                   14,903,459        855,110
                                                     ============    ===========




                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended
                                                                          December 31,
                                                                   ---------------------------
                                                                      2002           2001
                                                                   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $    (412,007) $    (453,516)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                               100,000        166,250
           Common stock issued for services                            286,000        189,850
           Contributed services                                         -              30,000

     Changes in assets and liabilities:
        Increase in prepaid expenses and other assets                   (2,207)        -
        Increase  in accounts payable and accrued expenses              18,984         67,476
                                                                   ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                                   (9,230)            60
                                                                   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                   -              -
                                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in loans payable                                      145,600         -
                                                                   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              145,600         -
                                                                   ------------   ------------

NET INCREASE (DECREASE) IN CASH                                        136,370             60

CASH AT BEGINNING OF YEAR                                                4,507            301
                                                                   ------------   ------------

CASH AT END OF YEAR                                              $     140,877  $         361
                                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:

        Taxes                                                    $      -       $      -
                                                                   ============   ============
        Interest                                                 $       7,308  $      -
                                                                   ============   ============


                 See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Crown Jewel Resources Corp., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.       STOCKHOLDERS' EQUITY

         In January 2002, the Company issued 2,200,000 common shares in payment for consulting services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Sales for the three months ended March 31, 2002 were $8,270 compared to $14,775 for the three months ended March 31, 2001. Cost of sales for the three months ended March 31, 2002 was $7,040 or 85% of sales. Operating expenses were $405,929 for the three months ended March 31, 2002 and $457,541 for the three months ended March 31, 2001. This is due primarily to amortization expenses associated with intangible assets necessary for the new operations and non-cash compensation incurred during both periods.

         As a result, the Company reported a net loss of $412,007 for the three months ended March 31, 2002 compared to net loss of $453,516 for the three months ended March 31, 2001.

         ABF Capital financial information has been removed for presentation purposes due to the spinoff of net assets as of February 2002.

         Liquidity and Capital Resources

         At March 31, 2002, the Company had total assets of $6,189,895. Liabilities consisted of current liabilities and long term loans payable of $203,880 and $652,095, respectively.

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



                                                    CROWN JEWEL RESOURCES CORP.

Dated: May 20, 2002                                 By: /s/ Marc A. Palazzo
                                                    ----------------------------
                                                            Marc A. Palazzo
                                                              President
                                       6