Form 10QSB
period 2002-06-30
CROWN JEWEL RESOURCES CORP
filed 2002-08-19
CIK 354195

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002

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

The number of shares of registrant's Common Stock, $.0005 par value, outstanding as of June 30,2002 was $15,871,792 shares.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES


                                     INDEX                                 Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Consolidated Financial Statements

                  Balance Sheet - June 30, 2002..............................  1

                  Statements of Operations - For the Three Months Ended
                   June 30, 2002 and 2001....................................  2

                  Statements of Cash Flows - For the Three Months Ended
                   June 30, 2002 and 2001....................................  3

                  Notes to Financial Statements..............................  4

         Item 2.  Management's Discussion and Analysis or Plan of Operations.  5

PART II - OTHER INFORMATION..................................................  6

SIGNATURES...................................................................  7

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30,2002

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                       $            73
     Accounts receivable                                                     40
     Loans receivable                                                    50,007
     Prepaid expenses and other                                           1,271
                                                                   -------------
         TOTAL CURRENT ASSETS                                            51,391

INVESTMENT - REAL ESTATE                                              4,675,000

INTANGIBLE AND OTHER ASSETS                                           1,260,000
                                                                  --------------
                                                                $     5,986,391
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $       171,843
     Loan payable-affiliate                                              26,332
                                                                  --------------
         TOTAL CURRENT LIABILITIES                                      198,175
                                                                  --------------
LOANS PAYABLE                                                           633,300
                                                                  --------------
STOCKHOLDERS' EQUITY:
     Common stock, $.00005 par value, 200,000,000
     shares authorized, 15,871,792 issued and outstanding                   782
     Additional paid-in capital                                      11,151,493
     Accumulated deficit                                             (5,997,359)
                                                                  --------------
            TOTAL STOCKHOLDERS' EQUITY                                5,154,916
                                                                  --------------
                                                                $     5,986,391
                                                                  ==============




                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                   -----------------------------    -----------------------------
                                                        2002             2001             2002            2001
                                                   ------------    -------------    -------------   -------------
SALES                                             $           -   $      42,877   $        8,270  $       57,652

COST OF SALES                                                 -          35,689            7,040          46,439
                                                     ------------    -----------    -------------   -------------

GROSS PROFIT                                                  -           7,188            1,230          11,213
                                                     ------------    -----------    -------------   -------------
COSTS AND EXPENSES:
     Selling, general and administrative                 96,629         206,275          116,558         305,300
     Depreciation and amortization                      100,000         144,250          200,000         310,500
     Non-cash compensation                                    -               -          286,000         189,850
                                                     ------------    -----------    -------------   -------------
                                                        196,629         350,525          602,558         805,650
                                                     ------------    -----------    -------------   -------------
LOSS BEFORE OTHER INCOME (EXPENSES)                    (196,629)       (343,337)        (601,328)       (794,437)
                                                     ------------    -----------    -------------   -------------
OTHER INCOME (EXPENSES):
     Interest expense                                         -          (6,500)          (7,308)         (6,500)
                                                     ------------    -----------    -------------   -------------
                                                              -          (6,500)          (7,308)         (6,500)
                                                     ------------    -----------    -------------   -------------
NET LOSS                                          $    (196,629)  $    (349,837)  $     (608,636) $     (800,937)
                                                     ============    ===========    =============   =============

NET LOSS PER SHARE - Basic and diluted            $       (0.01)  $       (0.01)  $        (0.04) $        (0.03)
                                                     ============    ===========    =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING                  15,636,792      26,558,296       15,270,125      26,356,630
                                                     ============    ===========    =============   =============




                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                        -------------------------------
                                                           2002              2001
                                                        --------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $      (608,636)    $   (762,022)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
             Depreciation and amortization                  200,000          315,192
             Common stock issued for services               286,000          189,850
             Contributed services                            17,625          30,000

     Changes in assets and liabilities:
         Accounts and loans receivable                      (39,507)         (11,155)
         Prepaid expenses and other assets                   15,000                -
         Accounts payable and accrued expenses              (28,053)         187,419
                                                        --------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                      (157,571)         (50,716)
                                                        --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Marketable securities                                    -            4,909
                                                        --------------    -------------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                       -            4,909
                                                        --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans payable                                      153,137          113,073
         Principal payments of loan payable                       -           (2,747)
                                                        --------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   153,137          110,326
                                                        --------------    -------------
NET INCREASE (DECREASE) IN CASH                              (4,434)          64,519

CASH AT BEGINNING OF PERIOD                                   4,507            2,837
                                                        --------------    -------------
CASH AT END OF PERIOD                               $            73     $     67,356
                                                        ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
         Taxes                                      $             -     $          -
                                                        ==============    =============
         Interest                                   $         7,308     $        6,650
                                                        ==============    =============


                 See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Crown Jewel Resources Corp., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


2.       STOCKHOLDERS' EQUITY

         The remaining options for 235,000 shares were exercised during the quarter by the President of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

             Sales for the six months ended June 30, 2002 were $8,270 compared to $57,652 for the six months ended June 30, 2001 as a result of limited activities. Cost of sales for the six months ended June 30, 2002 was $7,040 or 85% of sales. Cost of sales for the six months ended June 30, 2001 was $46,439 or 81% of sales. Operating expenses were $602,558 for the six months ended June 30, 2002 and $805,650 for the six months ended June 30, 2001. The difference is primarily due to a decrease in non-cash compensation of $97,000 and a decrease in selling, general and administrative expense of $207,000 as a result of limited activities.

            As a result, the Company reported a net loss of $608,636 for the six months ended June 30, 2002 compared to net loss of $800,937 for the six months ended June 30, 2001.

         ABF Capital financial information has been removed for presentation purposes due to the spinoff of net assets as of February 2002.

Liquidity and Capital Resources
-------------------------------

         At June 30, 2002, the Company had total current assets of $51,391. Current liabilities totaled $198,175.

         The Company is pursuing additional equity investments to finance its operations.

Inflation
---------

         Inflation has not been a major factor in the Company's business since inception.

Critical Accounting Policies
----------------------------

       A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

PART II - Other Information

Item 6.           Exhibit and Reports on form 8-K

       A.         Exhibits

                  99.1 Certification of President and Chief Financial Officer

       B.         Report on Form 8-K

                  Form 8-K was filed on August 27, 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                CROWN JEWEL RESOURCES CORP.

Dated: August 19, 2002                          By: /s/ Marc A. Palazzo
                                                       -------------------------
                                                        Marc A. Palazzo
                                                        President