Form 10QSB
period 2002-09-30
CROWN JEWEL RESOURCES CORP
filed 2002-11-19
CIK 354195

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-10893

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                  13-3007167
-----------------------------------              ------------------
   State or other jurisdiction of                 I.R.S. Employer
   incorporation or organization                  Identification No.

                Seven Penn Plaza, Suite 1110, New York, NY 10001
               (Address of Principal Executive Office) (Zip Code)

                                  212-329-3106
                                ----------------
               (Registrant's telephone number including area code)

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

The number of shares of registrant's Common Stock, $.00005 par value, outstanding as of November 18, 2002 was 39,113,992 shares.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Consolidated Financial Statements

                  Balance Sheet - September 30, 2002.......................  1

                  Statements of Operations - For the Three Months
                   and Nine Months Ended September 30, 2002 and 2001.......  2

                  Statements of Cash Flows - For the Nine Months Ended
                   September 30, 2002 and 2001.............................  3

                  Notes to Financial Statements............................  4

         Item 2.  Management's Discussion and Analysis or
                   Plan of Operations......................................  5

        Item 3.  Controls and Procedures...................................  6

PART II - OTHER INFORMATION................................................  6

SIGNATURES.................................................................  7

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                SEPTEMBER 30,2002

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                       $            73
     Accounts receivable                                                     40
     Loans receivable                                                    57,707
     Prepaid expenses and other                                           1,271
                                                                  --------------
         TOTAL CURRENT ASSETS                                            59,091

INVESTMENT - REAL ESTATE                                              4,675,000

INTANGIBLE AND OTHER ASSETS                                             960,000
                                                                  --------------
                                                                $     5,694,091
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $       181,843
     Loan payable-affiliate                                              26,332
                                                                  --------------
         TOTAL CURRENT LIABILITIES                                      208,175
                                                                  --------------
LOANS PAYABLE                                                           641,000
                                                                  --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.00005 par value, 200,000,000
     shares authorized, 15,871,792 issued and outstanding                   782
     Additional paid-in capital                                      11,151,493
     Accumulated deficit                                             (6,307,359)
                                                                  --------------
         TOTAL STOCKHOLDERS' EQUITY                                   4,844,916
                                                                  --------------
                                                                $     5,694,091
                                                                  ==============


                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                           Three Months Ended               Nine Months Ended
                                                                             September 30,                    September 30,
                                                                      -----------------------------    -----------------------------
                                                                         2002             2001             2002            2001
                                                                      ------------    -------------    -------------   -------------

SALES                                                               $           -   $      517,994 $          8,270  $      575,646

COST OF SALES                                                                   -          538,180            7,040         584,619
                                                                      ------------    -------------    -------------   -------------
GROSS PROFIT                                                                    -          (20,186)           1,230          (8,973)
                                                                      ------------    -------------    -------------   -------------
COSTS AND EXPENSES:
     Selling, general and administrative                                   10,000          252,557          126,558         557,857
     Depreciation and amortization                                              -          100,000          200,000         410,500
     Non-cash compensation                                                      -          360,000          286,000         549,850
     Write-down of intangible assets                                            -          260,125                -         260,125
                                                                      ------------    -------------    -------------   -------------
                                                                           10,000          972,682          612,558       1,778,332
                                                                      ------------    -------------    -------------   -------------
LOSS BEFORE OTHER INCOME (EXPENSES)                                       (10,000)        (992,868)        (611,328)     (1,787,305)
                                                                      ------------    -------------    -------------   -------------
OTHER INCOME (EXPENSES):
     Interest expense                                                           -          (20,500)          (7,308)        (27,000)
                                                                      ------------    -------------    -------------   -------------
OTHER INCOME (EXPENSES)                                                         -          (20,500)          (7,308)        (27,000)
                                                                      ------------    -------------    -------------   -------------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (10,000)      (1,103,368)        (618,636)     (1,814,305)

     Cumulative effect of change in accounting principle                  300,000                -          300,000               -
                                                                      ------------    -------------    -------------   -------------
NET LOSS                                                            $    (310,000)  $   (1,013,368)  $     (918,636) $   (1,814,305)
                                                                      ============    =============    =============   =============

NET LOSS PER SHARE - Basic and diluted                              $       (0.02)  $        (0.06)  $        (0.06) $        (0.24)
                                                                      ============    =============    =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING                                    15,871,792        4,668,844       15,470,680       7,619,051
                                                                      ============    =============    =============   =============


                 See notes to consolidated financial statements

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                 ------------------------------
                                                                      2002             2001
                                                                 --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $      (918,636)     $   (1,814,305)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
            Depreciation and amortization                           200,000             417,538
            Common stock issued for services                        286,000             549,850
            Contributed services                                     17,625              30,000
            Effect of change of accounting principle                300,000             260,125

     Changes in assets and liabilities:
         Accounts and loans receivable                              (47,207)           (103,195)
         Prepaid expenses and other assets                           15,000                   -
         Accounts payable and accrued expenses                      (18,053)            697,818
                                                                 --------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                              (165,271)             37,831
                                                                  --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans payable                                              160,837                    -
         Loans receivable                                                 -               (6,500)
         Principal payments of loan payable                               -               (4,831)
                                                                  --------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           160,837              (11,331)
                                                                  --------------   -------------
NET INCREASE (DECREASE) IN CASH                                      (4,434)              26,500

CASH AT BEGINNING OF PERIOD                                           4,507                2,837
                                                                  --------------   -------------
CASH AT END OF PERIOD                                       $            73       $       29,337
                                                                  ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
         Taxes                                              $             -        $           -
                                                                   =============   =============
         Interest                                           $         7,308        $       27,675
                                                                   ==============   =============


                 See notes to consolidated financial statements.

                  CROWN JEWEL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Crown Jewel Resources Corp., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Upon adoption of FASB No. 142, the Company recorded a one-time, non-cash charge of approximately $300,000 to write off the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for the years beginning after December 31, 2001. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. 1 This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

         In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities. "This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

3.       SUBSEQUENT EVENTS

         On October 8, 2002, the Registrant exchanged 23,242,200 shares of its common stock for 1) $1,725,000 of animation cels of the Dino Babies cartoon series, and 2) computer hardware, software and rights to certain trademarks and websites of Holiday Surf Ltd. valued at $1,250,000. Both were acquired from Dreamwind LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Sales for the nine months ended September 30, 2002 were $8,270 compared to $575,646 for the nine months ended September 30, 2001 as a result of limited activities. Cost of sales for the nine months ended September 30, 2002 was $7,040 or 85% of sales. Cost of sales for the nine months ended September 30, 2001 was $584,619 or 101% of sales. Operating expenses were $912,558 for the nine months ended September 30, 2002 and $1,778,332 for the nine months ended September 30, 2001. The difference is primarily due to a decrease in non-cash compensation and a decrease in selling, general and administrative expense as a result of limited activities.

       As a result, the Company reported a net loss of $918,636 for the nine months ended September 30, 2002 compared to net loss of $1,814,305 for the nine months ended September 30, 2001.

       ABF Capital financial information has been removed for presentation purposes due to the spinoff of net assets as of February 2002.

Liquidity and Capital Resources

       At September 30, 2002, the Company had total current assets of $59,091. Current liabilities totaled $208,175.

Subsequent Events And Certain Transactions

       On October 8, 2002, the Company exchanged 23,242,200 shares of its common stock for 1) $1,725,000 of animation cels of the Dino Babies cartoon series, and 2) computer hardware, software and rights to certain trademarks and websites of Holiday Surf Ltd. valued at $1,250,000. Both were acquired from Dreamwind LLC.

       In a related transaction, Park Vanguard LLC, the former controlling shareholder of the Company, exchanged the Gateway real estate property from the Company in exchange for $4,675,000 of animation cels of the Dino Babies cartoon series.

       The purpose of the issuance to Dreamwind was to supplement the businesses of the Company into the development and marketing of travel and leisure services, and the sale and marketing of animation cels and related products.

       The acquired Dino Babies animation cels comprise 336 boxes of material stored at Pacific Title Archives at 900 Grand Avenue, Glendale, CA 91201, which
includes  412,608  cels,  9,072  background  sheets,   2,903  hand  painted  pan
backgrounds and 551,712 drawings.

       The Holiday Surf acquisition provides hardware and software which allows the partner Travel Agents which will contract with the Holiday Surf network to create within their agencies specialized spaces where their clients will be able to surf at high speeds via computers to plan their future holiday destinations or business travel.

       The Company is also pursuing additional equity investments to finance its operations.

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

Item 3. CONTROLS AND PROCEDURES

       (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Samaritan's disclosure controls and procedures are effective.

       (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - Other Information

Item 6.           Exhibit and Reports on form 8-K

       A.         Exhibits

                  99.1 Certification of President and Chief Financial Officer

       B.         Report on Form 8-K

                  Form 8-K was filed on October 10, 2002.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     CROWN JEWEL RESOURCES CORP.

Dated: November 19, 2002                                 By: /s/ Marc A. Palazzo
                                                             -------------------
                                                                 Marc A. Palazzo
                                                                 President

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Crown Jewel Resources Corp. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Marc Palazzo, the President of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Crown Jewel Resources Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 19, 2002                      By:  /s/Marc A. Palazzo
                                             Name:   Marc A. Palazzo
                                             Title:  President